Form 10-Q
period 2000-06-30
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2000-08-11
CIK 1096352, 1096353, 1096354

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number   333-88679
                      ---------------


                          HOLLYWOOD CASINO SHREVEPORT
                        SHREVEPORT CAPITAL CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

             Louisiana                                     72-1225563
             Louisiana                                     75-2830167
------------------------------------------  ------------------------------------
  (States or other jurisdictions of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.'s)


      Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
             Dallas, Texas                                    75240
------------------------------------------  ------------------------------------
  (Address of principal executive offices)                 (Zip Code)


(Registrants' telephone number, including area code)          (972) 392-7777
                                                     ---------------------------

                               (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No X
                                                            -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Registrant                        Class              Outstanding at August 10, 2000
--------------------------------  ----------------------------  ------------------------------
Hollywood Casino Shreveport                   None                           None
Shreveport Capital Corporation    Common Stock, $.01 par value           1,000 Shares

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY


Part I: Financial Information

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Hollywood Casino Shreveport ("HCS") is currently a development stage general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC - Louisiana, Inc. ("HCL"), a Louisiana corporation wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%-owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The accompanying financial statements reflect the operations and cash flows of HCS for the period from September 22, 1998 through June 30, 2000 as a development stage entity. HCS currently has no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,409 slot machines and 68 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities.

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

     The total estimated cost of the Shreveport Casino is $230,000,000. Equity contributions from HCL and Paddlewheels provided $50,000,000 of the funds necessary. During August 1999, HCS successfully completed the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") due 2006; $30,000,000 of furniture, fixture and equipment financing provides the remaining funding for the project. The Shreveport Casino is currently scheduled to open in December 2000.

     The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of June 30, 2000, the results of their operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 and, with respect to HCS, their results of operations and cash flows for the period from September 22, 1998 through June 30, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital's Registration Statement on Form S-4.

INDEPENDENT ACCOUNTANTS' REPORT



To Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiary as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and for the period from September 22, 1998 through June 30, 2000 and their cash flows for the six month periods ended June 30, 2000 and 1999 and for the period from September 22, 1998 through June 30, 2000. These financial statements are the responsibility of the Partnership's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2000

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)


                                                          June 30,
                                                            2000       December 31,
                                                         (Unaudited)      1999
                                                       ------------   ------------
Assets
Current Assets:
  Cash and cash equivalents                            $  2,567,000   $ 19,014,000
  Interest receivable                                       767,000      1,432,000
  Prepaid expenses and other current assets                 784,000        620,000
                                                       ------------   ------------
    Total current assets                                  4,118,000     21,066,000
                                                       ------------   ------------

Property and Equipment:
 Furniture and equipment                                     62,000         23,000
 Construction in progress                               107,861,000     36,155,000
                                                       ------------   ------------
                                                        107,923,000     36,178,000
 Less - accumulated depreciation                             (8,000)        (2,000)
                                                       ------------   ------------
                                                        107,915,000     36,176,000
                                                       ------------   ------------

Cash restricted for construction project                101,278,000    147,310,000
                                                       ------------   ------------

Deferred financing costs, net                             6,383,000      4,928,000
                                                       ------------   ------------

                                                       $219,694,000   $209,480,000
                                                       ============   ============

Liabilities and Partners' Capital
Current Liabilities:
 Current maturities of long-term debt
     and capital lease obligations                     $  2,090,000   $    400,000
   Bank overdraft                                         1,077,000             -
   Accounts payable                                      17,710,000     11,648,000
 Interest payable                                         8,277,000      7,637,000
 Other accrued liabilities                                  147,000         35,000
 Due to affiliates                                          349,000        230,000
                                                       ------------   ------------
    Total current liabilities                            29,650,000     19,950,000
                                                       ------------   ------------

Long-Term Debt                                          150,449,000    151,359,000
                                                       ------------   ------------

Capital Lease Obligations                                 3,447,000             -
                                                       ------------   ------------

Commitments and Contingencies (Note 6)

Partners' Capital:
  Partners' capital contributions                        49,711,000     47,501,000
  Accumulated deficit during the development stage       (8,563,000)    (4,330,000)
  Accumulated deficit at date of change in partners      (5,000,000)    (5,000,000)
                                                       ------------   ------------
   Total partners' capital                               36,148,000     38,171,000
                                                       ------------   ------------

                                                       $219,694,000   $209,480,000
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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (Unaudited)

                                                       Period from
                                                      September 22,
                                                      1998 through          Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,                 June 30,
                                                                       -------------------------- ------------------------
                                                          2000              2000          1999        2000         1999
                                                      -------------    -------------   ---------- ------------- ----------
Expenses:
  Development costs                                   $   (240,000)    $          -    $ (22,000) $          -  $ (76,000)
  Preopening expenses                                   (2,249,000)      (1,012,000)           -    (1,408,000)         -
  Depreciation                                              (8,000)          (3,000)           -        (6,000)         -
                                                      ------------     ------------    ---------  ------------  ---------

Total expenses                                          (2,497,000)      (1,015,000)     (22,000)   (1,414,000)   (76,000)
                                                      ------------     ------------    ---------  ------------  ---------

Non-operating income (expense):
Interest income                                          7,511,000        1,727,000       15,000     3,812,000     45,000
Interest expense, net of  capitalized interest of
  $4,870,000 through June 30, 2000 and
  $2,418,000 and $3,818,000 for the
  three and six month periods ended
  June 30, 2000, respectively                          (13,577,000)      (2,830,000)           -    (6,631,000)         -
                                                      ------------     ------------    ---------  ------------  ---------

Total non-operating (expense) income                    (6,066,000)      (1,103,000)      15,000    (2,819,000)    45,000
                                                      ------------     ------------    ---------  ------------  ---------

  Net loss                                            $ (8,563,000)    $ (2,118,000)   $  (7,000) $ (4,233,000) $ (31,000)
                                                      ============     ============    =========  ============  =========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (Unaudited)

                                                              Period from
                                                             September 22,    Six Months    Six Months
                                                             1998 through       Ended          Ended
                                                                June 30,       June 30,      June 30,
                                                                  2000           2000          1999
                                                            --------------  -------------  ------------
Operating Activities:
 Net loss                                                   $  (8,563,000)  $ (4,233,000)  $   (31,000)
 Adjustments to reconcile net loss to cash provided by
      (used in) operating activities:
    Depreciation and amortization, including accretion of
      discount                                                    852,000        490,000             -
    (Increase) decrease in interest receivable                   (767,000)       665,000             -
    Increase (decrease) in accounts payable and accrued
      liabilities                                              21,134,000      6,814,000      (145,000)
    Net change in other current assets and liabilities           (435,000)       (45,000)            -
                                                            -------------   ------------   -----------

  Cash provided by (used in) operating activities              12,221,000      3,691,000      (176,000)
                                                            -------------   ------------   -----------

Investing Activities:
 Purchase of property and equipment                          (102,094,000)   (65,109,000)   (3,056,000)
 (Increase) decrease in cash restricted for construction
    project                                                  (101,278,000)    46,032,000             -
                                                            -------------   ------------   -----------

 Cash used in investing activities                           (203,372,000)   (19,077,000)   (3,056,000)
                                                            -------------   ------------   -----------

Financing Activities:
 Capital contributions                                         50,000,000              -             -
 Proceeds from issuance of long-term debt                     150,000,000              -             -
 Bank overdraft                                                 1,077,000      1,077,000             -
 Partner distributions                                           (289,000)      (289,000)            -
 Deferred financing costs                                      (7,070,000)    (1,849,000)            -
                                                            -------------   ------------   -----------

Cash provided by (used in) financing activities               193,718,000     (1,061,000)            -
                                                            -------------   ------------   -----------

Net increase (decrease) in cash and cash equivalents            2,567,000    (16,447,000)   (3,232,000)
Cash and cash equivalents at beginning of period                        -     19,014,000     3,734,000
                                                            -------------   ------------   -----------

Cash and cash equivalents at end of period                  $   2,567,000   $  2,567,000   $   502,000
                                                            =============   ============   ===========

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                   A Development Stage General partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) Organization, Business and Basis of Presentation

    Hollywood Casino Shreveport ("HCS") is currently a development stage general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC - Louisiana, Inc. ("HCL"), a Louisiana corporation wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%-owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

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

    Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a new riverboat casino in Shreveport (the "Shreveport Casino"). The accompanying financial statements reflect the operations and cash flows of HCS for the period from September 22, 1998 through June 30, 2000 as a development stage entity. HCS currently has no operating activities other than its development, financing and construction activities with respect to the Shreveport Casino. As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,409 slot machines and 68 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities.

    Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

    It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Paddlewheels was to have a residual interest after the commencement of operations and in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                   A Development Stage General partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

opening of the Shreveport Casino. Because the remaining obligation to Sodak was contingent at December 31, 1999, the accompanying consolidated balance sheet of HCS at that date includes an adjustment in the amount of $2,499,000 to reduce the recorded value of construction in progress and partners' capital to reflect the difference between the amount paid by HCL to acquire Sodak's partnership interest and the previously recorded investment by Sodak in HCS. When the additional $2,499,000 obligation with respect to the acquisition price to Sodak was recorded by HCL in June 2000, the adjustment to the recorded value of construction in progress was reversed and an additional capital contribution was recorded (see Note 7). The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

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

    The total estimated cost of the Shreveport Casino is $230,000,000. Equity contributions from HCL and Paddlewheels provided $50,000,000 of the funds necessary. During August 1999, HCS successfully issued the First Mortgage Notes (see Note 3); $30,000,000 of furniture, fixture and equipment financing provides the remaining funding for the project (see Note 4). On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                   A Development Stage General partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year 2000 financial statements. HCS does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

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

    The consolidated financial statements as of June 30, 2000, for the three and six month periods ended June 30, 2000 and 1999 and for the period from September 22, 1998 through June 30, 2000 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999, its cash flows for the six month periods ended June 30, 2000 and 1999 and the results of its operations and cash flows for the period from September 22, 1998 through June 30, 2000.

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                   A Development Stage General partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

    Cash restricted for construction project is comprised of the following:



                                                    June 30,      December 31,
                                                      2000           1999
                                                   ------------   ------------

    Construction reserve                           $ 77,394,000   $114,964,000
    Interest reserve                                 18,761,000     27,275,000
    Completion reserve                                5,123,000      5,071,000
                                                   ------------   ------------

                                                   $101,278,000   $147,310,000
                                                   ============   ============

(3) Long-term Debt

    Long-term debt at June 30, 2000 and December 31, 1999 consists of the following:

                                                     June 30,     December 31,
                                                       2000           1999
                                                   ------------   ------------

    13% First Mortgage Notes, with contingent
     interest, due 2006(a)                         $150,000,000   $150,000,000
    Note payable, net of discount of $151,000
     and $241,000, respectively (b)                   1,849,000      1,759,000
                                                   ------------   ------------

    Total indebtedness                              151,849,000    151,759,000

    Less-current maturities                          (1,400,000)      (400,000)
                                                   ------------   ------------

     Total long-term debt                          $150,449,000   $151,359,000
                                                   ============   ============

____________________

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

(b) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of the license to Shreveport (see Note 1); such repayment is to be made upon the earlier of the termination of construction of the Shreveport Casino or in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

    Scheduled payments of long-term debt as of June 30, 2000 are set forth below:


    2000 (six months)                     $    200,000
    2001                                     1,800,000
    2002                                             -
    2003                                             -
    2004                                             -
    Thereafter                             150,000,000
                                           -----------
                                          $152,000,000
                                          ============

(4) Leases

    Capital Lease -

    HCS entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be
requested during the construction period.   During the construction period, HCS
only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                   A Development Stage General partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 3). As of June 30, 2000, borrowings outstanding under the lease agreement amounted to $4,137,000.

    Based on the borrowings outstanding at June 30, 2000, the future minimum lease payments under capital lease obligations are as follows:


    2000 (six months)                                  $  186,000
    2001                                                1,769,000
    2002                                                1,620,000
    2003                                                1,472,000
                                                       ----------

    Total minimum lease payments                        5,047,000
    Less - amount representing interest                  (910,000)
                                                       ----------

    Present value of future minimum lease payments      4,137,000
    Current capital lease obligation                     (690,000)
                                                       ----------

    Long-term capital lease obligation                 $3,447,000
                                                       ==========

    Ground Lease -

    In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease or the failure to substantially complete construction within the time period established by the LGCB. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease are $10,000 per month during the construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Payments under the ground lease amounted to $30,000 and $60,000, respectively, for the three and six month periods ended June 30, 2000 and $116,000 for the period from September 22, 1998 through June 30, 2000. All costs incurred under the ground lease are included in construction in progress on the accompanying consolidated balance sheets.

(5) Transactions with Affiliates

    The operations of the Shreveport Casino will be managed by HWCC -Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS will pay HWCC-Shreveport basic and incentive management fees for its services. The basic fee will be equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee will be equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS will reimburse HWCC-Shreveport for expenses incurred in connection with services provided under the management agreement.

    HCS has also entered into a Technical Services Agreement with HWCC-Shreveport to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimburses HWCC-Shreveport for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $214,000 and $386,000, respectively, for the three and six month periods ended June 30, 2000 and $677,000 for the period from September 22, 1998 through June 30, 2000. No such costs were incurred during either of the three or six month periods ended June 30, 1999. Amounts payable under the agreement amounting to $75,000 and $56,000 are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999, respectively.

    HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS will pay a monthly fee of $30,000 effective with the opening of the Shreveport Casino. No payments have been made under the agreement through June 30, 2000.

(6) Commitments and Contingencies

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY
                    A Development Stage General Partnership

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(7) Supplemental Cash Flow Information

    HCS paid interest totaling $9,288,000 during both the six month period ended June 30, 2000 and during the period from September 22, 1998 through June 30, 2000. HCS paid no interest during the six month period ended June 30, 1999. HCS paid no income taxes during either of the six month periods ended June 30, 2000 or 1999 or during the period from September 22, 1998 through June 30, 2000.

    During June 2000, HCS obtained proceeds under capital lease obligations amounting to $4,137,000 used to purchase fixed assets during the construction period (Note 4).

    During June 2000, HCS I, Inc. and HCS II, Inc. made a non-cash capital contribution in the amount of $2,499,000 to HCS consisting of project costs incurred by Sodak which were acquired by HCL and contributed to HCS I, Inc. and HCS II, Inc.

    The issuance of a note to Hilton by HCS at a discounted face amount of $1,692,000 (see Note 3(b)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the period from September 22, 1998 through June 30, 2000 as a non-cash transaction.

INDEPENDENT ACCOUNTANTS' REPORT


To HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and their cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2000

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                  June 30,
                                                    2000        December 31,
                                                 (Unaudited)       1999
                                                 ------------   ------------
Assets

Current Assets:
 Cash and cash equivalents                       $  5,095,000   $ 21,580,000
 Interest receivable                                  767,000      1,432,000
 Prepaid expenses and other current assets            928,000        649,000
                                                 ------------   ------------
   Total current assets                             6,790,000     23,661,000
                                                 ------------   ------------

Property and Equipment:
 Furniture and equipment                               63,000         24,000
 Construction in progress                         114,306,000     42,571,000
                                                 ------------   ------------
                                                  114,369,000     42,595,000
 Less - accumulated depreciation                       (8,000)        (2,000)
                                                 ------------   ------------
                                                  114,361,000     42,593,000
                                                 ------------   ------------

Cash Restricted for Construction Project          101,278,000    147,310,000
                                                 ------------   ------------

Other Assets:
 Note receivable, net of discount                     973,000        936,000
 Deferred financing costs, net                      6,383,000      4,928,000
                                                 ------------   ------------
   Total other assets                               7,356,000      5,864,000
                                                 ------------   ------------

                                                 $229,785,000   $219,428,000
                                                 ============   ============

Liabilities and Shareholder's Equity

Current Liabilities:
 Current maturities of long-term debt
   and capital lease obligations                 $  2,090,000   $    400,000
 Payable to Sodak Gaming, Inc.                      2,499,000              -
 Bank overdraft                                     1,077,000              -
 Accounts payable                                  17,725,000     11,663,000
 Interest payable                                   8,277,000      7,637,000
 Other accrued liabilities                            147,000         35,000
 Due to affiliates                                    349,000        334,000
                                                 ------------   ------------
   Total current liabilities                       32,164,000     20,069,000
                                                 ------------   ------------

Long-term Debt                                    150,449,000    151,359,000
                                                 ------------   ------------

Capital Lease Obligations                           3,447,000              -
                                                 ------------   ------------

Commitments and Contingencies (Note 8)

Minority Interest                                   2,000,000      2,000,000
                                                 ------------   ------------

Shareholder's Equity:
  Common stock, $1 par value per share,
    1,000,000 shares authorized, 1,000 shares
    issued and outstanding                              1,000          1,000
  Additional paid-in capital                       51,400,000     51,400,000
  Accumulated deficit                              (9,676,000)    (5,401,000)
                                                 ------------   ------------
   Total shareholder's equity                      41,725,000     46,000,000
                                                 ------------   ------------

                                                 $229,785,000   $219,428,000
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

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (Unaudited)


                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2000               1999
                                                --------           --------

Development and preopening expenses:
  Travel                                        $   (81,000)      $(13,000)
  Consulting and other professional services        (94,000)       (15,000)
  Salaries and related costs                       (415,000)             -
  License fees                                      (36,000)             -
  Public relations                                 (161,000)             -
  Other, net of reimbursements                     (225,000)        (6,000)
                                                -----------       --------

    Total development and preopening expenses    (1,012,000)       (34,000)
General and administrative expenses                 (74,000)        (4,000)
Depreciation                                         (3,000)             -
                                                -----------       --------

Loss from operations                             (1,089,000)       (38,000)
Interest expense, net of capitalized interest
  of $2,418,000 in 2000                          (2,830,000)             -
Interest income                                   1,780,000         15,000
                                                -----------       --------

Loss before taxes                                (2,139,000)       (23,000)
Income tax benefit                                        -              -
                                                -----------       --------

    Net loss                                    $(2,139,000)      $(23,000)
                                                ===========       ========

  The accompanying introductory notes and footnotes to consolidated financial statements are an integral part of these consolidated financial statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (Unaudited)


                                                  Six  Months Ended June 30,
                                                 ----------------------------
                                                   2000                1999
                                                 --------            --------

Development and preopening expenses:
  Travel                                         $  (115,000)        $(20,000)
  Consulting and other professional services        (156,000)         (63,000)
  Salaries and related costs                        (677,000)               -
  License fees                                       (69,000)               -
  Public relations                                  (222,000)               -
  Other, net of reimbursements                      (169,000)         (11,000)
                                                 -----------         --------

    Total development and preopening expenses     (1,408,000)         (94,000)
General and administrative expenses                 (146,000)          (4,000)
Depreciation                                          (6,000)               -
                                                 -----------         --------

Loss from operations                              (1,560,000)         (98,000)
Interest expense, net of capitalized interest
  of $3,818,000 in 2000                           (6,631,000)               -
Interest income                                    3,916,000           45,000
                                                 -----------         --------

Loss before taxes and other items                 (4,275,000)         (53,000)
Income tax benefit                                         -                -
                                                 -----------         --------

Loss before other items                           (4,275,000)         (53,000)
Preacquisition losses (Note 1)                             -           12,000
                                                 -----------         --------

    Net loss                                     $(4,275,000)        $(41,000)
                                                 ===========         ========


  The accompanying introductory notes and footnotes to consolidated financial statements are an integral part of these consolidated financial statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (Unaudited)

                                                           Six Months Ended June 30,
                                                          --------------------------
                                                              2000          1999
                                                          ------------   -----------
Operating Activities:
 Net loss                                                 $ (4,275,000)  $   (41,000)
 Adjustments to reconcile net loss to cash provided by
   (used in) operating activities:
   Depreciation and amortization, including
    accretion of discount                                      453,000             -
  Preacquisition losses                                              -        12,000
  Decrease in receivables                                      665,000             -
  Increase in other current assets                            (279,000)            -
  Increase (decrease) in due to affiliate                       15,000    (1,212,000)
  Increase in accounts payable
     and accrued liabilities                                 6,814,000        78,000
                                                          ------------   -----------

   Cash provided by (used in) operating activities           3,393,000    (1,163,000)
                                                          ------------   -----------

Investing Activities:
 Increase in cash from acquisition (Notes 1 and 9)                   -     1,524,000
 Decrease in cash restricted for construction project       46,032,000             -
 Purchase of property and equipment                        (65,138,000)   (1,301,000)
                                                          ------------   -----------

 Cash (used in) provided by  investing activities          (19,106,000)      223,000
                                                          ------------   -----------

Financing Activities:
 Capital contributions                                               -     1,400,000
 Bank overdraft                                              1,077,000             -
 Deferred financing costs                                   (1,849,000)            -
                                                          ------------   -----------

 Cash (used in) provided by financing activities              (772,000)    1,400,000
                                                          ------------   -----------

Net (decrease) increase in cash and cash equivalents       (16,485,000)      460,000

Cash and cash equivalents at beginning of period            21,580,000        68,000
                                                          ------------   -----------

Cash and cash equivalents at end of period                $  5,095,000   $   528,000
                                                          ============   ===========

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

     When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation.
During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV's former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of the $150,000,000 of 13% First Mortgage Notes with contingent
interest due 2006 (the "First Mortgage Notes") (see Note 4).   HCL has treated
this $5,000,000 as part of the cost of acquiring their interest in HCS and has included the cost as an adjustment to construction in progress on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

     For the period from September 22, 1998 until April 23, 1999, HCL's investment in HCS was accounted for under the equity method of accounting. It was originally anticipated that HCS would develop its planned Shreveport resort (the "Shreveport Casino") with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Paddlewheels was to have a residual interest after the commencement of operations and in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 8). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino (see Note 2). The revised structure of the partnership

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)


                  Notes to Consolidated Financial Statements
                                  (Unaudited)

was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest. The acquisition was accounted for under the purchase method of accounting. Accordingly, effective as of the April 23, 1999 closing of HCL's acquisition of Sodak, Sodak became a consolidated subsidiary of HCL.

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

     As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,409 slot machines and 68 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities. The total estimated cost of the Shreveport Casino is $230,000,000. Equity contributions from HCC provided $50,000,000 of the funds necessary. During August 1999, HCS successfully issued the First Mortgage Notes (see Note 4); $30,000,000 of furniture, fixture and equipment financing provides the remaining funding for the project (see Note 5). On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     The accompanying consolidated financial statements reflect (1) the April 23, 1999 acquisition of Sodak and the resulting consolidation of Sodak and HCS with HCL and (2) the formation of HCS I, Inc., HCS II, Inc. and Shreveport Capital. The accompanying consolidated statements of operations for the three and six month periods ended June 30, 1999 reflect the operations of HCL on a consolidated basis, including Sodak and HCS, for the period from January 1, 1999 with the pre-acquisition losses of Sodak from its investment in HCS reflected as a nonoperating item. Sodak had no other operations during the period presented. All intercompany balances and transactions have been eliminated in consolidation.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)


                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year 2000 financial statements. HCL does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

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

     The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCL as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

(2)  Acquisition of Sodak Louisiana, L.L.C.

     As discussed in Note 1, HCL acquired Sodak on April 23, 1999 for a cash payment of $1,000 and contingent consideration of $2,499,000 to be paid six months after the Shreveport Casino opens. At December 31, 1999, the $2,499,000 difference between Sodak's basis in the assets acquired and the $1,000 paid by HCL is treated as an adjustment to reduce the recorded amount of project costs to the amount paid with respect to such costs in accordance with Accounting Principles Board Statement Number 16, "Business Combinations." Sodak had no operating activities prior to the acquisition date other than equity from its investment in HCS and its only asset was its investment in HCS. During the second quarter of 2000, the contingent consideration was recorded by HCL and project costs were increased to reflect this additional cost incurred by HCL (see Note 9).

(3)  Cash Restricted for Construction Project

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 4) as required by the indenture for the First Mortgage Notes. Such restricted cash includes (1)

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)


                  Notes to Consolidated Financial Statements
                                  (Unaudited)

funds to be used for construction which are subject to meeting certain conditions prior to their disbursement, (2) funds to be used to make the first three semiannual interest payments with respect to the First Mortgage Notes and
(3) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above are not sufficient. Interest earned, but not yet received, on such investments is included in interest receivable on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

     Cash restricted for construction project is comprised of the following:

                                      June 30,     December 31,
                                        2000          1999
                                    ------------   ------------
     Construction reserve           $ 77,394,000   $114,964,000
     Interest reserve                 18,761,000     27,275,000
     Completion reserve                5,123,000      5,071,000
                                    ------------   ------------

                                    $101,278,000   $147,310,000
                                    ============   ============

(4)  Long-term Debt

     Long-term debt at June 30, 2000 and December 31, 1999 consists of the following:

                                                           June 30,     December 31,
                                                             2000           1999
                                                         ------------   ------------
     13% First Mortgage Notes, with contingent           $150,000,000   $150,000,000
       interest, due 2006(a)
     Note payable, net of discount of $151,000              1,849,000      1,759,000
      and $241,000, respectively (b)                     ------------   ------------


     Total indebtedness                                   151,849,000    151,759,000
                                                           (1,400,000)      (400,000)
     Less-current maturities                             ------------   ------------

      Total long-term debt                               $150,449,000   $151,359,000
                                                         ============   ============

______________
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1, beginning February 1, 2000. In addition, contingent interest will accrue and be payable on each interest date after the Shreveport Casino begins operations. The amount of contingent interest will be equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.

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

     Scheduled payments of long-term debt as of June 30, 2000 are set forth below:

     2000 (six months)                                        $    200,000
     2001                                                        1,800,000
     2002                                                                -
     2003                                                                -
     2004                                                                -
     Thereafter                                                150,000,000
                                                              ------------

                                                              $152,000,000
                                                              ============

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(5)  Leases

     Capital Lease -

     HCS entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and will accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS only pays interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 4). As of June 30, 2000, borrowings outstanding under the lease agreement amounted to $4,137,000.

     Based on the borrowings outstanding at June 30, 2000, the future minimum lease payments under capital lease obligations are as follows:

     2000 (six months)                                 $  186,000
     2001                                               1,769,000
     2002                                               1,620,000
     2003                                               1,472,000
                                                       ----------

     Total minimum lease payments                       5,047,000
     Less - amount representing interest                 (910,000)
                                                       ----------

     Present value of future minimum lease payments     4,137,000
     Current capital lease obligation                    (690,000)
                                                       ----------

     Long-term capital lease obligation                $3,447,000
                                                       ==========

     Ground Lease -

     In May 1999, HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino will be built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opens. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease or the failure to substantially complete construction within the time period established by the LGCB. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease are $10,000 per month during the

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

construction period increasing to $450,000 per year upon opening and continuing at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Payments under the ground lease amounted to $30,000 and $60,000, respectively, for the three and six month periods ended June 30, 2000. No payments were made during either the three or six month periods ended June 30, 1999. Costs incurred under the ground lease amounting to $166,000 and $56,000, respectively, are included in construction in progress on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

(6)  Income Taxes

     HCL's benefit for income taxes consists of the following:

                                  Three Months Ended       Six  Months Ended
                                         June 30,               June 30,
                                 --------------------   ---------------------
                                    2000       1999          2000      1999
                                 ---------   --------   -----------   -------
Deferred benefit (provision):
 Federal                         $ 713,000   $ 14,000   $ 1,341,000   $(1,000)
 State                             175,000      1,000       321,000    (4,000)
Change in valuation allowance     (888,000)   (15,000)   (1,662,000)    5,000
                                 ---------   --------   -----------   -------
                                 $       -   $      _   $         -   $     -
                                 =========   ========   ===========   =======

     At June 30, 2000 and December 31, 1999, HCL had net operating loss carryforwards ("NOL's") totaling approximately $6,600,000 and $4,000,000, respectively, which do not begin to expire until 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the benefit of such NOL's be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax asset is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of any current operating income, management has provided a valuation allowance for the entire deferred tax asset for all periods presented.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

     The components of HCL's net deferred tax asset are as follows:

                                          June 30,    December 31,
                                           2000           1999
                                        -----------    -----------
Deferred tax asset -
 Net operating loss carryforward        $ 2,695,000    $ 1,571,000
 Preopening expenses                        984,000        460,000
 Write off of deferred project costs              -         49,000
  Other                                      75,000         12,000
                                        -----------    -----------

Net deferred tax asset                    3,754,000      2,092,000
Valuation allowance                      (3,754,000)    (2,092,000)
                                        -----------    -----------

                                        $         -    $         -
                                        ===========    ===========

(7)  Transactions with Affiliates

     HCC and certain of its subsidiaries provide services to HCL and pay direct costs on HCL's behalf. Services provided include personnel for project, administrative and other purposes. HCL either expenses or capitalizes such costs in accordance with its normal capitalization policies. No such costs were incurred during the three or six month periods ended June 30, 2000; however, charges to HCL for such services amounted to $64,000 and $170,000, respectively, during the three and six month periods ended June 30, 1999. Amounts payable to HCC and its subsidiaries for services and for the reimbursement to affiliates for third party costs paid on HCL's behalf amounting to $64,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 1999. No such amounts were outstanding at June 30, 2000.

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

     HCS has also entered into a Technical Services Agreement with HWCC-Shreveport to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimburses HWCC-Shreveport for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $214,000 and $386,000, respectively, for the three and six

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

month periods ended June 30, 2000; no such costs were incurred during either of the three or six month periods ended June 30, 1999. Amounts payable under the agreement amounting to $75,000 and $56,000 are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999, respectively.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS will pay a monthly fee of $30,000 effective with the opening of the Shreveport Casino. No payments have been made under the agreement through June 30, 2000.

(8)  Commitments and Contingencies

     HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both June 30, 2000 and December 31, 1999. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly. Because the loan has no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which is being accreted during the construction period and which will result in a note receivable balance of $1,000,000 at the projected completion date. Principle on the loan is due to be repaid on the tenth anniversary of the opening of the Shreveport Casino.

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

(9)  Supplemental Cash Flow Information

     HCL paid interest totaling $9,288,000 during the six month period ended June 30, 2000. HCL paid no interest during the six month period ended June 30, 1999. HCL paid no income taxes during either of the six month periods ended June 30, 2000 or 1999

     During June 2000, HCS obtained proceeds under capital lease obligations amounting to $4,137,000 used to purchase fixed assets during the construction period (see Note 5).

     The issuance of a note to Hilton by HCS at a discounted face amount of $1,692,000 (see Note 4(b)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the period from September 22, 1998 through June 30, 2000 as a non-cash transaction.

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
                                                     ===========

     The contingent liability of $2,499,000 shown above and described in Note 2 was recorded as a non-cash transaction during the second quarter of 2000.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements of HCS and HCL and management's discussion and analysis of financial condition and results of operations contain forward-looking statements about the business, results of operations, cash flows, financial condition, construction and development activities and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used herein, the words "believes", "estimates", "anticipates" and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

Liquidity and Capital Resources

     As currently planned, the Shreveport Casino will consist of a three-level riverboat casino with approximately 1,409 slot machines and 68 table games; a 405-room, all suite, art deco style hotel; and approximately 42,000 square feet of restaurant and entertainment facilities. Through June 30, 2000, HCS has expended approximately $108.1 million in connection with the construction of the Shreveport Casino.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage estimated to be less than $3,000,000. Management believes that HCS's insurance policies will cover these losses. In addition, management of HCS will seek to recover lost profits under its business interruption insurance coverage for any delays in opening attributable to the tornado. The Shreveport Casino is currently scheduled to open in December 2000.

     HCS is using the proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide the estimated $230 million needed to develop, construct, equip and open the Shreveport Casino. The $230 million estimated cost includes financing costs ($7.1 million) and the $5 million payment made in August 1999 to the City of New Orleans with respect to moving the license to Shreveport.

     The funds provided by these sources are expected to be sufficient to develop and commence operations of the Shreveport Casino and to provide a reserve for the July 1, 2000 and February 1, 2001 scheduled payments of fixed interest on the notes. A portion of these funds was used to make the first such interest payment on February 1, 2000. The net proceeds from the First Mortgage Notes were deposited into a construction disbursement account, an interest reserve account and a completion reserve account. The proceeds in the interest reserve account were invested in U.S. government securities that mature just before each interest payment date and the remaining proceeds were invested in U.S. government securities. In addition, HCC has entered into a completion capital agreement providing for the contribution of up to an additional $5 million in cash if at any time there are insufficient funds available to enable the Shreveport Casino to be operating by April 30, 2001. In addition, if the Shreveport Casino is not operating by April 30, 2001, HCC will contribute to HCS through HCL, HCS I, Inc. and HCS II, Inc. on that date $5 million in additional equity less any amount previously contributed under the completion capital agreement. In the absence of construction overruns, management believes that once the Shreveport Casino is opened, cash flow

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


from operations will be sufficient to meet the liquidity and capital resource needs of the Shreveport Casino for the next 24 months.

     HCS has entered into a lease agreement with third party lessors for up to $30,000,000 to be used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement must be in amounts of at least $1,000,000 and will accrue interest at the rate of LIBOR plus 4%. No more than two advances may be requested monthly and no more than ten advances may be requested during the construction period. During the construction period, HCS will only pay interest on outstanding borrowings as well as a fee of
 .5% per annum on the undrawn portion of the $30,000,000. When the Shreveport Casino opens, the outstanding borrowings will become payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease will be collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes. As of June 30, 2000, borrowings outstanding under the lease agreement amounted to $4,137,000.

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

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino.

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

     Hollywood Casino Shreveport. HCS has incurred a total of $2.5 million of development and preopening costs in connection with the Shreveport Casino, including $1 million and $1.4 million, respectively, during the three and six month periods ended June 30, 2000, $991,000 during 1999 (including $22 ,000 and $76,000, respectively, during the three and six month periods ended June 30,
1999) and $90,000 during 1998. Development and preopening costs during the first half of 2000 consist primarily of salaries, public relations activities
and professional fees.   Such costs during the first six months of 1999
consisted primarily of legal and professional fees and licensing costs.

     In August 1999, HCS successfully completed the issuance of $150 million of First Mortgage Notes (see "Liquidity and Capital Resources"). As a result, HCS incurred interest expense amounting to $2.8 million and $6.6 million, respectively, net of capitalized interest of $2.4 million and $3.8 million, respectively, during the three and six month periods ended June 30, 2000 and $6.9 million, net of capitalized interest of $1.1 million, during the year ended December 31, 1999, all of which was subsequent to June 30, 1999. Such interest expense includes the amortization of deferred financing costs incurred in connection with the debt offering amounting to $192,000 and $394,000, respectively, during the three and six month periods ended June 30, 2000 and
$293,000 during the year 1999  (all subsequent to June 30, 1999).   Unexpended
proceeds from the debt offering and from $45 million in capital contributions by HCL and

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Paddlewheels generated interest income of $1.7 million and $3.8 million, respectively, during the three and six month periods ended June 30, 2000 and $3.6 million during the year ended December 31, 1999 (including $15,000 and $45,000, respectively, during the three and six month periods ended June 30,
1999) compared with $55,000 during the period from September 22, 1998 through December 31, 1998.

     HWCC-Louisiana, Inc. HCL did not incur any direct costs in connection with the Shreveport Casino during the first half of 2000. Such costs, exclusive of those incurred by HCS which are now included in HCL's consolidated results of operations, amounted to $12,000 and $18,000, respectively, during the three and six month periods ended June 30, 1999 and consisted primarily of professional fees, travel and reimbursements to HCC and its subsidiaries for the use of their personnel. HCL and its subsidiaries other than HCS also incurred general and administrative expenses of $74,000 and $146,000, respectively, during the three and six month periods ended June 30, 2000; $4,000 of such costs were incurred during both the three and six month periods ended June 30, 1999. General and administrative costs during the 2000 three and six month periods were partially offset by interest income earned on HCL's loan to Paddlewheels and on temporary cash investments amounting to $53,000 and $104,000, respectively.

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

     Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities in the amount of approximately $5.8 million.

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

     HCL and HCS continue to depend on the computer systems of HCC for their administrative, financial and construction management operations. In preparation for the year 2000, management of HCC conducted a program to prepare its computer systems and applications as well as its non-information technology, embedded microchip systems for the Year 2000. The initial stage of the program consisted of identifying those systems which might be at risk. All identified systems were categorized as (1) those necessary for regulatory compliance purposes; (2) essential systems; and (3) non-essential systems.

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

PART II:  OTHER INFORMATION
---------------------------

Item 6. - Exhibits and Reports on Form 8-K

   The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 2000. The Registrants filed amendments to their Registration Statement on Form S-4 on April 18 and May 12, 2000. The Registration Statement was declared effective on May 15, 2000. The Registrants filed a quarterly report on Form 10-Q on May 26, 2000.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOLLYWOOD CASINO SHREVEPORT
                                    By: HCS I, Inc.

Date:  August 10, 2000            By: /s/         Paul C. Yates
     --------------------             -----------------------------------------
                                                  Paul C. Yates
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary


                                        SHREVEPORT CAPITAL CORPORATION

Date:  August 10, 2000            By: /s/         Paul C. Yates
     --------------------             -----------------------------------------
                                                  Paul C. Yates
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary


                                                  HWCC-LOUISIANA, INC.

Date:  August 10, 2000            By: /s/         Paul C. Yates
     --------------------             ------------------------------------------
                                                  Paul C. Yates
                                      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary