Form 10-K405
period 2000-12-31
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2001-03-30
CIK 1096352, 1096353, 1096354

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000
                           ----------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to ____________________

Commission file number         333-88679
                       -----------------------------

                          HOLLYWOOD CASINO SHREVEPORT
                        SHREVEPORT CAPITAL CORPORATION
--------------------------------------------------------------------------------
         (Exact name of co-registrants as specified in their charters)

             LOUISIANA                                           72-1225563
             LOUISIANA                                           75-2830167
----------------------------------------                   ---------------------
    (States or other jurisdictions of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.'s)

    Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
             Dallas, Texas                                           75240
----------------------------------------                   ---------------------
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code):           (972) 392-7777
                                                      --------------------------
          Securities registered pursuant to Section 12(b) of the Act:

           $150,000,000 Principal Amount of 13% First Mortgage Notes
                  with Contingent Interest due August 1, 2006
--------------------------------------------------------------------------------
                              Title of each class

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                              Title of each class

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X        No
                                                   ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 2001, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in Hollywood Casino Shreveport. As of March 29, 2001, 1,000 shares of common stock of Shreveport Capital Corporation, $.01 par value, are outstanding, all of which are owned by Hollywood Casino Shreveport.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report: None

     The Registrants meet the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

                                    PART I


ITEM 1.   BUSINESS

General
-------

     Hollywood Casino Shreveport ("HCS") is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC - Louisiana, Inc. ("HCL"), a Louisiana corporation wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%- owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,434 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

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

     Equity contributions from HCL and Paddlewheels provided the initial $50,000,000 of funds necessary to construct the Shreveport Casino. During August 1999, HCS successfully completed the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") due 2006. These sources of funds, together with $30,000,000 of furniture, fixture and equipment financing, provided the total funding for the project.

     The principal executive offices of HCS are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

Operations
----------

     The Shreveport Casino commenced operations on December 20, 2000. The destination resort consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 68 table games. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Shreveport Casino's computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

     The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities with an 85-foot wide seamless entrance to the casino from the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style casual diner (the Hollywood Diner(SM)), a premium players' club (the Hollywood Director's Club(SM)) and an entertainment show room (the Hollywood Celebrity Lounge(SM)). The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise.

     The Shreveport Casino offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The Shreveport Casino features HCC's uniquely entertaining Hollywood theme, which is utilized throughout the property. Management believes that the use of the Hollywood theme throughout the Shreveport Casino's gaming, dining and entertainment facilities has broad patron appeal and distinguishes the Shreveport Casino from its competitors. Additionally, the nature of the theming permits periodic and cost effective updating, which management believes encourages both initial and repeat visits. The Hollywood theme has been used successfully at other casino facilities owned and operated by HCC in Aurora, Illinois and Tunica, Mississippi.

     The Shreveport Casino is located near the Shreveport Civic Theater. The 1,720-seat auditorium will be used by the Shreveport Casino to provide headliner entertainment for customers. Entertainers booked or expected to be booked include Tony Bennett, Jay Leno, Natalie Cole, Travis Tritt and Brooks and Dunn.

     The Shreveport Casino was built next to an existing riverboat gaming and hotel facility operated by Harrah's. The two casinos form the first and only "cluster" in the Shreveport/Bossier City market, allowing patrons to park once and easily walk between the two facilities. The Harrah's property completed construction and opened a new, 514-room hotel tower during the first quarter of 2001. With the opening of the Shreveport Casino, there are now a total of five casinos operating in the Shreveport/Bossier City gaming market. In 2000, the Shreveport market was the eighth largest gaming market in the United States and the largest in Louisiana. Prior to April 1, 2001, the Shreveport market was the only riverboat gaming market in Louisiana that permitted continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. The four previously established operators generated approximately $678.8 million in gaming revenues in 2000, an increase of approximately 5.8% over 1999.

     The principal target markets for the Shreveport Casino are patrons from the Dallas/Ft. Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within 200 miles of Shreveport/Bossier City. The Shreveport Casino is located approximately 180 miles east of Dallas and can be reached by car in less than three hours. The Shreveport Regional Airport has 41 in-bound flights per day, including 16 from Dallas and seven from Houston with flight times of less than one hour.

     The Shreveport Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms to expand its patron mix to include overnight visitors. Plans to develop a nearby golf course will further promote such overnight stays. Management also utilizes casino information technology used at other HCC-owned facilities to identify premium patrons. Such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment. Management believes that the location of HCC's executive offices in Dallas will result in a competitive advantage in attracting customers to the Shreveport Casino from its target markets in Texas.

     The Shreveport Casino is owned by HCS which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HCL. HCS will operate the Shreveport Casino under a management agreement with HWCC-Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC. The management agreement provides that HCS will pay a management fee of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above $25 million.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Shreveport Casino in accordance with applicable regulations are enforceable under Louisiana law. For the period from opening through December 31, 2000, gaming credit extended to customers accounted for less than 1% of overall wagering. At December 31, 2000, gaming receivables amounted to $617,000 before allowances for uncollectible gaming receivables which amounted to $90,000. Management of the Shreveport Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2000 there were
     -----------------------------
approximately 1,790 employees at the Shreveport Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

Competition
-----------

     The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than HCS. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions. Legalized gambling is currently permitted in various forms throughout the United States, in several

Canadian provinces, as well as on Native American reservations in certain states including Louisiana and Mississippi. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for HCS's gaming operations and could have a material adverse impact on HCS.

     The Shreveport Casino competes directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the Shreveport/Bossier City market. Some of these competitors have higher profile brand names and greater financial resources than HCS. There can be no assurance that the Shreveport Casino will be able to effectively compete against these four established casinos, three of which have been in operation since 1994, or that the Shreveport/Bossier City market is large enough to allow more than four casinos to operate profitably. Furthermore, the fifteenth and final riverboat gaming license available in Louisiana could ultimately be granted in, or one or more of the current operators in other parts of Louisiana could relocate to, the Shreveport/Bossier City market which would directly increase competition in the market.

     Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it will operate. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the Shreveport Casino. In March 2001, Louisiana Downs announced plans for an $86 million expanded entertainment facility to include approximately 1,750 slot machines, a dining buffet, lounge and sports bar to be completed in the first quarter of 2002. Additional plans announced call for the construction of a 300- to 400-room hotel and recreational vehicle park by the end of 2002. The completion of this facility will result in another source of competition for the Shreveport Casino. The Shreveport Casino will also face competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutual betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from which it will draw customers.

Casino Regulation
-----------------

     The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the LGCB. The LGCB is responsible for issuing gaming licenses and enforcing the laws, rules and regulations relative to riverboat gaming activities. The LGCB is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

     The laws and regulations of Louisiana seek to:

     . prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

     .  establish and maintain responsible accounting practices and procedures;

     . maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the LGCB;

     .  prevent cheating and fraudulent practices;

     .  provide a source of state and local revenues through fees; and

     . ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

     The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming, including but not limited to the following:
(1) in parishes bordering the Red River, which includes the site for the Shreveport Casino, gaming may be conducted dockside; however, in all other authorized locations gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat's master; (2) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels;
(9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

     No person may receive any percentage of the profits from the Shreveport Casino without first being found suitable. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, the LGCB must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The LGCB will not grant any licenses unless it finds that:

     . the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino;

     . the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the LGCB;

     . the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license so as to ensure the safety of its passengers;

     . the applicant designates the docking facilities to be used by the riverboat;

     . the applicant shows adequate financial ability to construct and maintain a riverboat;

     . the applicant submits a detailed plan of design of the riverboat in its application for a license;

     . the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and

     .  the applicant is of good moral character.

     The LGCB may not award a license to any applicant who fails to provide information and documentation to reveal any fact material to qualifications or who supplies information which is untrue or misleading as to a material fact pertaining to the qualification criteria; who has been convicted of or pled nolo contendere to an offense punishable by imprisonment of more than one year; who is currently being prosecuted for or regarding whom charges are pending in any jurisdiction of an offense punishable by more than one year imprisonment; or if any holder of 5% or more in the profits and losses of the applicant has been convicted of or pled guilty or nolo contendere to an offense which at the time of conviction is punishable as a felony.

     The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior LGCB approval. A security issued by a holder of a license must generally disclose these restrictions.

     The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee's gaming license. Additionally, if the LGCB finds that the individual owner or holder of a security of a corporate licensee or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the LGCB may require, under penalty of suspension or revocation of the license, that the person not receive dividends or interest on securities of the corporation; exercise directly or indirectly a right conferred by securities of the corporation; receive remuneration or economic benefit from the licensee; or continue in an ownership or economic interest in the licensee.

     A licensee must periodically report the following information to the LGCB, which is not confidential and is to be available for public inspection: the licensee's net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the LGCB, including annual financial statements that have been audited by an independent certified public accountant.

     The LGCB has adopted rules governing the method for approval of the area of operations and the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

     The Louisiana Act imposes franchise and license fees amounting to 18.5% of net gaming proceeds and $50,000 per riverboat for the first year and $100,000 for subsequent years. Several local governments have been authorized to impose additional fees on adjusted gross gaming revenues and/or other fees. The Shreveport Casino is required to make certain payments to the City of Shreveport under its ground lease agreement in lieu of boarding fees. Franchise and license fees and payments in lieu of boarding fees for the Shreveport Casino amounted to $1.9 million during 2000.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5% and eliminated the cruising requirement for those boats previously required to cruise. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area, which were not subject to the cruising requirements. Accordingly, the gaming tax imposed on the Shreveport Casino will increase to 19.5% effective April 1, 2001 with additional 1% increases on April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax been in effect during the period that the Shreveport Casino was open in 2000, its operating expenses would have increased by $243,000.

     On April 19, 1996, the Louisiana legislature adopted legislation requiring statewide local elections on a parish-by-parish basis to determine whether to prohibit or continue to permit licensed riverboat gaming, licensed video poker gaming, and licensed land-based gaming in Louisiana parishes. The applicable local election took place on November 5, 1996, and the voters in the parishes in which riverboats are currently located voted to continue licensed riverboat gaming. However, it is noteworthy that the current legislation does not provide for any moratorium on future elections on gaming.

Non-Gaming Regulation
---------------------

     HCS is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. HCS has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to its operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty.

     The riverboat operated by HCS must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The riverboat must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

     Shipboard employees of HCS, even those who have nothing to do with the marine operations of the vessel (such as dealers, waiters, and security personnel) may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards.

Trademarks
----------

     HCS uses the service mark "Hollywood Casino" under a trademark license agreement with HCC. The service mark is registered by HCC with the United States Patent and Trademark Office. HCS also licenses other "Hollywood-formative" marks to promote its casino and related services. These marks have either been registered by HCC or are the subject of pending registration applications with the United States Patent and Trademark Office. HCC considers its rights to the "Hollywood Casino" service mark to be well established and to have significant competitive value. The loss of its right to use the "Hollywood Casino" service mark or of HCC to prevent others from using the same or a deceptively similar mark could have a material adverse effect on HCS and HCC.


ITEM 2.   PROPERTIES

     The Shreveport Casino's facilities are described more fully under the caption "Business- Operations."

     The ground lease for the Shreveport Casino has an initial term ending on the tenth anniversary of the opening of the Shreveport Casino with options to renew on the same terms for up to an additional 40 years and with further renewals available at prevailing rates and terms. Beginning with the opening of the Shreveport Casino, base rental payments under the lease are $450,000 per year during the initial ten-year lease term. In addition to base rent, the Shreveport Casino will pay monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the ground lease.

     Substantially all of the assets of the Shreveport Casino other than assets secured by up to $35 million in furniture, fixtures and equipment financing are pledged as collateral for $150 million of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") issued by HCS during August 1999 and guaranteed by HCL. The First Mortgage Notes are nonrecourse to HCC. Contingent interest on the First Mortgage Notes is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters.


ITEM 3.   LEGAL PROCEEDINGS

     HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     As of March 29, 2001, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in HCS.

     As of March 29, 2001, 1,000 shares of common stock of Shreveport Capital Corporation, $.01 par value, are outstanding, all of which are owned by HCS.

     HCS paid cash distributions pursuant to its tax sharing agreements to its partners totaling $278,000 during 2000. Distributions to its partners are restricted under the terms of the indenture to the First Mortgage Notes as more fully described in Note 3 of "Notes to Consolidated Financial Statements."


ITEM 6.   SELECTED FINANCIAL DATA

Hollywood Casino Shreveport and HWCC-Louisiana, Inc.
----------------------------------------------------

     The following tables set forth selected financial information for HCS and HCL and are qualified in their entirety by, and should be read in conjunction with, HCS and HCL's Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 have been derived from the audited financial statements of HCS and HCL presented in Item 8. The following selected financial data for HCS and for HCL for the year 1996 are derived from their unaudited financial statements and, in management's opinion, include the normal recurring entries necessary for a fair presentation of the information. Selected financial data for Shreveport Capital Corporation is not included because management has determined that such information is not material to investors since Shreveport Capital Corporation does not and is not expected to have any operating activities, acquire any assets or incur any liabilities.

     The ownership of HCS was transferred on September 22, 1998. From that time until December 20, 2000, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino commenced operations on December 20, 2000. Under its previous owners, HCS (then known as QNOV) operated a riverboat casino in New Orleans until October 1997. From October 1997 until September 21, 1998, QNOV had no operations and was seeking new owners.

     HCL was formed in April 1993 and its operations have related solely to acquiring a gaming license to develop and own a riverboat casino in Louisiana. HCL incurred costs associated with its unsuccessful efforts to obtain licenses in Lake Charles and Bossier City, Louisiana. The majority of costs incurred by HCL during 1998 and prior years related to its efforts in Bossier City. HCL's current principal activity is to act as a holding company.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Consolidated Statement of Operations Data:


                                                                        Year Ended December 31,
                                                   ---------------------------------------------------------------
                                                       2000         1999        1998(1)      1997(1)      1996(1)
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (in thousands)

Net revenues......................................  $    7,779   $        -   $       89   $   47,455   $   68,853
                                                    ----------   ----------   ----------   ----------   ----------

Expenses:
   Departmental...................................       5,862            -          210       39,136       58,228
   General and administrative.....................         321            -          986        4,987        7,321
   Preopening and development.....................      14,794          991           90            -            -
   Depreciation and amortization..................         506            2            -        1,547        2,866
   Write down of assets...........................           -            -            -            -       12,200
   License transfer costs.........................           -            -            -            -       10,500
                                                    ----------   ----------   ----------   ----------   ----------

     Total expenses...............................      21,483          993        1,286       45,670       91,115
                                                    ----------   ----------   ----------   ----------   ----------

(Loss) income from operations.....................     (13,704)        (993)      (1,197)       1,785      (22,262)
                                                    ----------   ----------   ----------   ----------   ----------
Non-operating income (expense):
   Interest income................................       5,795        3,644          296          583            -
   Interest expense (net of capitalized interest
      of $11,814 in 2000 and $1,052 in 1999.......      (9,991)      (6,946)         (50)         (88)        (687)
   Gain on sale of vessel.........................           -            -            -            -        8,524
                                                    ----------   ----------   ----------   ----------   ----------
     Total non-operating (expense)
        income,  net..............................      (4,196)      (3,302)         246          495        7,837
                                                    ----------   ----------   ----------   ----------   ----------

(Loss) income before extraordinary item...........     (17,900)      (4,295)        (951)       2,280      (14,425)
Extraordinary item-loss from early
   extinguishment of debt.........................           -            -            -            -       (1,005)
                                                    ----------   ----------   ----------   ----------   ----------

Net (loss) income.................................  $  (17,900)  $   (4,295)  $     (951)  $    2,280   $  (15,430)
                                                    ==========   ==========   ==========   ==========   ==========

Consolidated Balance Sheet Data:
                                                                              December 31,
                                                    --------------------------------------------------------------
                                                       2000         1999         1998         1997(1)      1996(1)
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (in thousands)

Total assets......................................  $  242,384   $  209,480   $    5,691   $    6,438   $   22,572
Total debt, including capital lease
  obligations.....................................     181,946      151,759            -            -            -
Partners' capital (deficiency)....................      29,174       38,171          (35)      (6,218)      (4,534)

---------------

(1) The ownership of HCS was transferred on September 22, 1998. From that time until December 20, 2000, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino commenced operations on December 20, 2000. Under its previous owners, HCS (then known as QNOV) operated a riverboat casino in New Orleans until October 1997. From October 1997 until September 21, 1998, QNOV had no operations and was seeking new owners.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

Consolidated Statement of Operations Data:


                                                                        Year Ended December 31,
                                                   ---------------------------------------------------------------
                                                       2000         1999(1)      1998         1997         1996
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (in thousands)
Net revenues...........................             $    7,779   $        -   $        -   $       -    $        -

Expenses:
 Departmental..........................                  5,862            -            -           -             -
 General and administrative............                    587           10            -           -             -
 Preopening and development............                 14,794        1,024           39         644            47
 Depreciation and amortization.........                    506            2            -           -             -
                                                    ----------   ----------   ----------   ----------   ----------

   Total expenses......................                 21,749        1,036           39         644            47
                                                    ----------   ----------   ----------   ----------   ----------

Loss from operations...................                (13,970)      (1,036)         (39)       (644)          (47)
                                                    ----------   ----------   ----------   ----------   ----------

Non-operating income (expenses):.......
 Interest income.......................                  6,007        3,701            -           -             -
 Interest expense, net of capitalized
    interest of $11,814 in 2000 and
    $1,052 in 1999.....................                 (9,991)      (6,946)           -           -             -
                                                    ----------   ----------   ----------   ----------   ----------

   Total non-operating expense, net....                 (3,984)      (3,245)           -           -             -
                                                    ----------   ----------   ----------   ----------   ----------

Loss before income taxes and
 other items...........................                (17,954)      (4,281)         (39)       (644)          (47)
Income tax benefit.....................                      -            -            -           -             -
                                                    ----------   ----------   ----------   ----------   ----------

Loss before other items................                (17,954)      (4,281)         (39)       (644)          (47)
Minority interest in
 Hollywood Casino Shreveport...........                    (78)           -            -           -             -
Pre-acquisition losses.................                      -           12            -           -             -
Equity in losses of Hollywood Casino
 Shreveport............................                      -            -          (17)          -             -
                                                    ----------   ----------   ----------   ----------   ----------

Net loss...............................             $  (18,032)  $   (4,269)  $      (56)  $     (644)  $      (47)
                                                    ==========   ==========   ==========   ==========   ==========

Consolidated Balance Sheet Data:
                                                                              December 31,
                                                    --------------------------------------------------------------
                                                       2000         1999(1)      1998         1997         1996
                                                    ----------   ----------   ----------   ----------   ----------
                                                                            (in thousands)

Total assets...........................             $  252,017   $  219,428   $    2,705   $       42   $       47
Total debt, including capital lease
  obligations..........................                184,445      151,759            -            -            -
Shareholder's equity (deficit)                          34,293       46,000        1,369       (1,075)        (431)

---------------
(1) Consolidated to include the results of operations and balance sheet of Hollywood Casino Shreveport. Losses of Sodak Louisiana, L.L.C. from its equity interest in Hollywood Casino Shreveport for the period prior to its acquisition by HWCC-Louisiana, Inc. on April 23, 1999 are presented as pre-acquisition losses and reduce the consolidated net loss of HWCC-Louisiana, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or HCS in particular, and other risks indicated in HCS and HCL's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to HCS or HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

     HCL has had no operating activities other than certain costs incurred in developing the Shreveport Casino. Accordingly, management's discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries will be separately noted where significant.

     RESULTS OF OPERATIONS

     The ownership of HCS was transferred on September 22, 1998 when the current partners acquired their partnership interests from the former partners. HCS was a development stage entity from September 22, 1998 until the Shreveport Casino opened for business on December 20, 2000.

     Prior to October 1997, the former partners were engaged in the operation of a riverboat casino in New Orleans. From that time until September 21, 1998, the former partners were winding down operations and in negotiations to transfer their ownership interests to the current partners of HCC. Because the liquidation of the New Orleans operations are not relevant to an understanding of either the current or anticipated operations of the Shreveport Casino, the majority of the discussion which follows relates to the period subsequent to September 22, 1998. The results of operations for the period from January 1, 1998 through September 21, 1998 are only discussed in the section entitled "New Orleans Operations."

     General

     The Shreveport Casino recognized a loss from operations of $13.7 million in 2000 compared to $993,000 in 1999 and $90,000 for the period from September 22, 1998 through December 31, 1998. Excluding preopening and development costs in 2000, the Shreveport Casino earned income from operations of $1.1 million. As previously noted, the Shreveport Casino opened on December 20, 2000 and all activities prior to that date relate to its development and construction.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. The large volume of business generated by the property during its first 12 days of operations in 2000, coupled with a difficult labor market in Shreveport, exacerbated these inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. Since implementing its marketing programs, the Shreveport Casino has experienced a favorable trend in its gaming revenues with significant increases in both February and March compared to the prior month periods.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino will increase to 19.5% effective April 1, 2001 with additional 1% increases on April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax been in effect during the period that the Shreveport Casino was open in 2000, its operating expenses would have increased by $243,000.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $83.3 million subsequent to opening in 2000.

     Revenues

     Casino revenues totaled $7.2 million during 2000 of which slot machine and table game revenues accounted for 81.3% and 18.7%, respectively.

     Rooms revenues amounted to $302,000 during 2000 with a hotel occupancy rate of 71.4% and an average daily rate of $108.

     Food and beverage and other revenues amounted to $1.3 million and $74,000, respectively in the 2000 period since opening.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues, amounted to 65.7% since opening in 2000. This percentage, which reflects opening period promotional activities, is consistent with the historical experience of other HCC-owned gaming operations.

     Departmental Expenses

     Departmental expenses as a percentage of the associated revenues are set forth below:


                                    Expense     Percent
                                  -----------   -------

     Casino expense               $5,218,000       72.5%
     Rooms expense                    88,000       29.1%
     Food and beverage expense       413,000       31.1%
     Other expense                   143,000      193.2%

     With the exception of other departmental expenses, these expense ratios are consistent with or only slightly higher than the historical experience during initial operating periods of other new gaming facilities operated by HCC. A significant portion of other departmental expenses are related to opening day activities; accordingly, management anticipates that such costs, as a percentage of the associated revenues, should decline in future periods.

     General and Administrative

     General and administrative expenses at the Shreveport Casino amounted to $321,000 during the 2000 period subsequent to opening. Prior to opening, administrative personnel and their associated expenses were included in preopening and development costs. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, amounted to $266,000.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $506,000 in 2000 compared to $2,000 in 1999. The increase results primarily from the placement in service of substantially all buildings, barges, and operating equipment at the Shreveport Casino on December 20, 2000. Only minimal operating equipment was in use during the construction period.

     Preopening and Development Costs

     Preopening and development costs are the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, are required to be expensed as incurred. Such costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project.

     Interest Income

     Unexpended proceeds from HCS's debt offering and from a total of $50 million in capital contributions generated interest income of $5.8 million and $3.6 million, respectively, during the years ended December 31, 2000 and 1999 compared with $55,000 during the period from September 22, 1998 through December 31, 1998.

     Interest Expense

     In August 1999, HCS successfully completed the issuance of $150 million of First Mortgage Notes (see "Liquidity and Capital Resources"). Interest on the First Mortgage Notes, together with lease financing and other borrowings, resulted in interest expense amounting to $10 million and $6.9 million, respectively, during the years ended December 31, 2000 and 1999. Such amounts are net of capitalized interest of $11.8 million and $1.1 million, respectively, during the 2000 and 1999 annual periods. Interest expense also includes the amortization of deferred financing costs incurred in connection with the debt offering and lease financings. Such amortization amounted to $998,000 and $293,000, respectively, during 2000 and 1999. Contingent interest with respect to the First Mortgage Notes amounted to $77,000 during 2000.

     Income Taxes

     HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The consolidated financial statements of HCL include the federal tax provisions of its subsidiaries which are partners in HCS. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

     Market Risk

     HCS's only financing arrangement that is subject to fluctuating market interest rates is the $30 million lease commitment to acquire furniture, fixtures and equipment. Interest under this agreement is variable and will be reset quarterly. The rate of interest on borrowings is LIBOR plus 4% (currently 10.57%). If the interest rate increases by 100 basis points, or 1%, then interest expense will increase by $300,000. Management believes that all other market risks are immaterial. The furniture, fixture and equipment financing was entered into for non-trading purposes as a source of funding for the Shreveport Casino and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the resulting obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost to HCS.

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

     Seasonality

     The Shreveport Casino has an extremely limited operating history. Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the third fiscal quarter. In addition, its operations may be impacted by adverse weather conditions. Accordingly, the results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

     New Orleans Operations

     During the period from January 1, 1998 through September 21, 1998, the former partners were in the process of negotiating the sale of their interests to the current partners of HCS. Operating costs during this period consisted primarily of general and administrative expenses of $986,000 including salaries and legal fees associated with the efforts to transfer ownership. Property operations during the 1998 partial year period included miscellaneous revenues of $89,000 and operating and other costs amounted to $210,000. These expenses included costs for leased office space, utilities and maintenance of the leased vessel. Interest income of $241,000 earned on cash balances was partially offset by $50,000 of interest expense owing to one of the partners in connection with termination costs of the partner's docking site lease.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     Cash flow during 2000 since the commencement of operations of $815,000 was sufficient to meet the Shreveport Casino's operating cash needs and to pay distributions amounting to $278,000 to its partners with respect to their tax obligations. Under the indenture for the First Mortgage Notes, contingent interest is payable based on the definition of consolidated cash flow contained in the indenture. Such consolidated cash flow for contingent interest calculation purposes for the period from opening through December 31, 2000 amounted to $1.5 million.

     The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport

Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino's net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $156,000 during the 2000 period after opening.

     HCS I, Inc. and HCS II, Inc. have assumed an obligation of HCL to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS incurred marine services fees of $12,000 under these agreements in the 2000 period after opening.

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

     Financing Activities

     HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide $230 million of the costs needed to develop, construct, equip and open the Shreveport Casino. Project costs include financing costs ($7.3 million) and the $5 million payment made in August 1999 to the City of New Orleans with respect to moving the license to Shreveport. The funds provided by these sources also provided a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. In addition, HCC made a cash capital contribution of $5.9 million in December 2000 to meet liquidity requirements.

     HCS entered into a financing lease agreement with third party lessors for $30 million used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement accrue interest at the rate of LIBOR plus 4%. During the construction period, HCS paid only interest on outstanding borrowings as well as a fee of .5% per annum on the undrawn portion of the $30 million. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixtures and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes.

     HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $213,000 during 2000. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees are subject to an initial credit of $600,000. These additional charges amounted to $304,000 during the 2000 period subsequent to opening.

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

     In connection with the Compromise Agreement, HCS agreed to contingently reimburse Hilton $2 million of the amount it paid to the City of New Orleans. The reimbursement is to be paid in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2 million liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the First Mortgage Notes.

     As of December 31, 2000, HCS's scheduled maturities of long-term debt and payments under capital leases during 2001 are approximately $2 million and $10 million, respectively. In addition to such obligations, HCL has a note payable in the amount of $2.5 million due in June 2001 with respect to its acquisition of a former joint partner's interest in the Shreveport Casino.

     During November 2000, HCS entered into bank revolving credit facilities of $2 million for working capital needs and $4 million to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at December 31, 2000.

     Capital Expenditures and Other Investing Activities

     Capital expenditures at the Shreveport Casino during 2000 to complete construction, equip and open the resort amounted to $116.1 million. Management anticipates spending $3 million during 2001 toward its ongoing program of capital improvements.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which delayed the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover the damage incurred. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. The recovery of these amounts is currently subject to litigation and management is unable to determine the amount, if any, that will ultimately be received.

     HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. An initial contribution of $48,000 was recorded in 2000. Contributions by HCS during 2001 to the limited liability corporation formed to develop and operate the golf course are expected to be approximately $2.6 million.

     Conclusion

     Management believes that cash flow from operations will be sufficient to meet HCS's liquidity and capital resource needs for the next 24 months.

ITEM 8.   INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Hollywood Casino Shreveport and Subsidiaries:

 Independent Auditors' Report.........................................  19

 Consolidated Balance Sheets as of December 31, 2000 and 1999.........  20

 Consolidated Statements of Operations for the Years
   Ended December 31, 2000, 1999 and 1998.............................  22

 Consolidated Statement of Changes in Partners' Capital (Deficiency)
   for the Three Years Ended December 31, 2000........................  23

 Consolidated Statements of Cash Flows for the Years
   Ended December 31, 2000, 1999 and 1998.............................  24

 Notes to Consolidated Financial Statements...........................  25

HWCC-Louisiana, Inc. and Subsidiaries

 Independent Auditors' Report.........................................  37

 Consolidated Balance Sheets as of December 31, 2000 and 1999.........  38

 Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and 1998..............................  40

 Consolidated Statement of Changes in Shareholder's Equity (Deficit)
  for the Three Years Ended December 31, 2000.........................  41

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998....................................  42

 Notes to Consolidated Financial Statements...........................  43

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino Shreveport:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Shreveport (a Louisiana general partnership and formerly known as QNOV) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Shreveport and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)



                                              December 31,   December 31,
                                                  2000           1999
                                              ------------   ------------
Assets
Current Assets:
  Cash and cash equivalents                   $ 37,352,000   $ 19,014,000
  Accounts receivable, net of allowance
   of $90,000 in 2000                              851,000              -
 Inventories                                     1,826,000              -
 Interest receivable                               231,000      1,432,000
 Prepaid expenses and other current assets       1,394,000        620,000
                                              ------------   ------------

    Total current assets                        41,654,000     21,066,000
                                              ------------   ------------

Property and Equipment:
 Land improvements                               1,619,000              -
 Buildings and improvements                     93,825,000              -
 Riverboat                                      44,520,000              -
 Furniture and equipment                        42,561,000         23,000
 Construction in progress                        2,621,000     36,155,000
                                              ------------   ------------

                                               185,146,000     36,178,000
 Less - accumulated depreciation                  (508,000)        (2,000)
                                              ------------   ------------

                                               184,638,000     36,176,000
                                              ------------   ------------

Cash restricted for construction project         9,530,000    147,310,000
                                              ------------   ------------

Other Assets:
 Deferred financing costs, net                   5,978,000      4,928,000
 Other                                             584,000              -
                                              ------------   ------------

    Total other assets                           6,562,000      4,928,000
                                              ------------   ------------

                                              $242,384,000   $209,480,000
                                              ============   ============



      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                          December 31,  December 31,
                                              2000          1999
                                          ------------  ------------

Liabilities and Partners' Capital
Current Liabilities:
 Current maturities of long-term debt
    and capital lease obligations         $ 11,919,000  $    400,000
  Accounts payable                          17,720,000    11,648,000
 Accrued liabilities -
  Salaries and wages                         2,745,000        35,000
  Interest                                   8,229,000     7,637,000
  Gaming and other taxes                       128,000             -
  Insurance                                     86,000             -
  Other                                        662,000             -
 Due to affiliates                             950,000       230,000
 Other current liabilities                     731,000             -
                                          ------------  ------------

   Total current liabilities                43,170,000    19,950,000
                                          ------------  ------------

Long-Term Debt                             150,027,000   151,359,000
                                          ------------  ------------

Capital Lease Obligations                   20,000,000             -
                                          ------------  ------------

Other Noncurrent Liabilities                    13,000             -
                                          ------------  ------------

Commitments and Contingencies (Note 6)

Partners' Capital                           29,174,000    38,171,000
                                          ------------  ------------

                                          $242,384,000  $209,480,000
                                          ============  ============






      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                          Year Ended December 31,
                                                  ----------------------------------------
                                                      2000          1999          1998
                                                  ------------   -----------   -----------

Revenues:
 Casino                                           $  7,194,000   $         -   $         -
 Rooms                                                 302,000             -             -
 Food and beverage                                   1,330,000             -             -
 Other                                                  74,000             -        89,000
                                                  ------------   -----------   -----------

                                                     8,900,000             -        89,000
 Less - promotional allowances                      (1,121,000)            -             -
                                                  ------------   -----------   -----------

 Net revenues                                        7,779,000             -        89,000
                                                  ------------   -----------   -----------

Expenses:
 Casino                                              5,218,000             -             -
 Rooms                                                  88,000             -             -
 Food and beverage                                     413,000             -             -
 Other                                                 143,000             -       210,000
 General and administrative                            321,000             -       986,000
 Preopening and development                         14,794,000       991,000        90,000
 Depreciation and amortization                         506,000         2,000             -
                                                  ------------   -----------   -----------

  Total expenses                                    21,483,000       993,000     1,286,000
                                                  ------------   -----------   -----------

Loss from operations                               (13,704,000)     (993,000)   (1,197,000)
                                                  ------------   -----------   -----------

Non-operating (expense) income:
 Interest income                                     5,795,000     3,644,000       296,000
 Interest expense, net of capitalized interest
   of $11,814,000 and $1,052,000 in 2000
  and 1999, respectively                            (9,991,000)   (6,946,000)      (50,000)
                                                  ------------   -----------   -----------

  Total non-operating (expense) income              (4,196,000)   (3,302,000)      246,000
                                                  ------------   -----------   -----------

Net loss                                          $(17,900,000)  $(4,295,000)  $  (951,000)
                                                  ============   ===========   ===========



      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
                         CAPITAL (DEFICIENCY) (NOTE 1)

                  For the Three Years Ended December 31, 2000

                                                                                               Shreveport
                                                  HWCC-         Sodak                           Paddle-
                                   Former      Louisiana,    Louisiana,     HCS I,    HCS II,   wheels,
                                 Partners(1)      Inc.        L.L.C.(2)      Inc.       Inc.    L.L.C.    Totals
                                -------------  -----------  -------------  ---------  --------  -------  ---------
                                                              (amounts in thousands)

Balances, January 1, 1998          $(6,218)       $     -      $     -     $      -     $   -    $    -  $ (6,218)
Cash distributions                  (6,000)             -            -            -         -         -    (6,000)
Assumption of partnership
 obligations                         5,000              -            -            -         -         -     5,000
Non-cash distribution of net
 liabilities                         3,134              -            -            -         -         -     3,134
Capital contributions                    -          2,500        2,500            -         -         -     5,000
Net loss                              (916)           (17)         (18)           -         -         -      (951)
                                   -------        -------   ----------     --------     -----   -------  --------

Balances, December 31, 1998         (5,000)         2,483        2,482            -         -         -       (35)
Adjust recorded value of
 Sodak Louisiana, L.L.C.'s
 investment (2)                          -              -       (2,499)           -         -         -    (2,499)
Merger of Sodak Louisiana,
 L.L.C. (2)                              -            (29)          29            -         -         -         -
Contribution of interest (3)             -         (2,441)           -        2,417        24         -         -
Capital contributions                    -              -            -       43,560       440     1,000    45,000
Assignment of interest                   -              -            -         (990)      (10)    1,000         -
Net loss                                 -            (13)         (12)      (4,227)      (43)        -    (4,295)
                                   -------        -------   ----------     --------     -----   -------  --------

Balances, December 31, 1999         (5,000)             -            -       40,760       411     2,000    38,171
Capital contributions                    -              -            -        9,176        93         -     9,269
Partnership distributions                                                      (364)       (2)        -      (366)
Net loss                                 -              -            -      (17,721)     (179)        -   (17,900)
                                   -------        -------   ----------     --------     -----   -------  --------

Balances, December 31, 2000        $(5,000)       $     -      $     -     $ 31,851     $ 323    $2,000  $ 29,174
                                   =======        =======   ==========     ========     =====   =======  ========

---------------
(1) Hilton New Orleans Corporation and New Orleans Paddlewheels, Inc. withdrew as partners and transferred their interests to HWCC-Louisiana, Inc., Sodak Louisiana, L.L.C. and Shreveport Paddlewheels, L.L.C. during September 1998. At the time of such transfer, all assets and liabilities of the joint venture had been distributed to the withdrawing partners with the exception of a $5,000,000 obligation to the City of New Orleans (see Note 1).
(2) Sodak Louisiana L.L.C. became a wholly owned subsidiary of HWCC-Louisiana, Inc. on April 23, 1999 and was merged into HWCC-Louisiana, Inc. on July 9, 1999. The adjustment to the recorded value is a purchase adjustment (see
     Note 1).
(3) On July 21, 1999, HWCC-Louisiana, Inc. contributed its ownership interest in Hollywood Casino Shreveport to its wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc.

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                           -------------------------------------------
                                                               2000            1999          1998
                                                           -------------   -------------   -----------
OPERATING ACTIVITIES:
 Net loss                                                  $ (17,900,000)  $  (4,295,000)  $  (951,000)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
  Depreciation and amortization, including
   accretion of discount                                       1,658,000         362,000             -
  Provision for doubtful accounts                                 90,000               -             -
  Increase in accounts receivable                               (941,000)              -             -
  Increase in accounts payable and accrued liabilities        10,250,000      13,594,000       726,000
  Net change in intercompany balances                          1,067,000         230,000             -
  Net change in other current assets and liabilities            (668,000)     (2,052,000)   (2,009,000)
  Net change in other noncurrent assets and liabilities         (523,000)              -     2,847,000
                                                           -------------   -------------   -----------

 Net cash (used in) provided by operating activities          (6,967,000)      7,839,000       613,000
                                                           -------------   -------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                        (116,117,000)    (35,028,000)   (1,957,000)
 Investment in unconsolidated affiliate                          (48,000)              -             -
 Net change in cash restricted for construction project      137,780,000    (147,310,000)            -
                                                           -------------   -------------   -----------

 Net cash provided by (used in) investing activities          21,615,000    (182,338,000)   (1,957,000)
                                                           -------------   -------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                         35,000     150,000,000             -
 Capital contributions                                         5,900,000      45,000,000     5,000,000
 Repayments of long-term debt                                     (2,000)              -             -
 Deferred financing costs                                     (1,955,000)     (5,221,000)            -
 Partner distributions                                          (288,000)              -    (6,000,000)
                                                           -------------   -------------   -----------

 Net cash provided by (used in) financing activities           3,690,000     189,779,000    (1,000,000)
                                                           -------------   -------------   -----------

 Net increase (decrease) in cash and cash equivalents         18,338,000      15,280,000    (2,344,000)

 Cash and cash equivalents at beginning of year               19,014,000       3,734,000     6,078,000
                                                           -------------   -------------   -----------

 Cash and cash equivalents at end of year                  $  37,352,000   $  19,014,000   $ 3,734,000
                                                           =============   =============   ===========


      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)  Organization, History, Business and Basis of Presentation

     Hollywood Casino Shreveport ("HCS") is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC - Louisiana, Inc. ("HCL"), a Louisiana corporation wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%- owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,434 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


the remainder to be paid six months after the opening of the Shreveport Casino. Because the remaining obligation to Sodak was contingent at December 31, 1999, the accompanying consolidated balance sheet of HCS at that date includes an adjustment in the amount of $2,499,000 to reduce the recorded value of construction in progress and partners' capital to reflect the difference between the amount paid by HCL to acquire Sodak's partnership interest and the previously recorded investment by Sodak in HCS. When the additional $2,499,000 obligation with respect to the acquisition price to Sodak was recorded by HCL in June 2000, the adjustment to the recorded value of construction in progress was reversed and an additional capital contribution was recorded (see Note 9). The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

     Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino (see Note 3), HCL contributed an additional $43,700,000 to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1,000,000 to Paddlewheels which Paddlewheels contributed to HCS. HCL contributed an additional $5,900,000 to HCS through HCS I, Inc. and HCS II, Inc. in December 2000 to meet liquidity requirements. Capital contributions from HCC, HCL's parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

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

     The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's investment in Shreveport Golf Company is accounted for under the equity method. As of December 31, 2000, capital contributions amounting to $48,000 have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheet.

     HCS estimates that a significant amount of the Shreveport Casino's revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)  Summary of Significant Accounting Policies

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Casino revenues, promotional allowances and departmental expenses -

     HCS recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Such anticipated jackpot payouts are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 2000.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The cost of such complimentaries has been included in casino expenses on the accompanying consolidated statement of operations for the year ended December 31, 2000. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department amounted to $42,000, $1,276,000 and $49,000, respectively, during the 2000 period subsequent to opening.

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

Cash Restricted for Construction Project -

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 3) as required by the indenture for the First Mortgage Notes. Prior to opening on December 20, 2000, such restricted cash included (1) funds to be used for construction which were subject to meeting certain conditions prior to their disbursement and (2) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above were not sufficient. Restricted cash also includes an account with funds to be used to make the first three semiannual interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed when the third interest payment was made on February 1, 2001. Interest earned, but not yet received, on restricted cash investments is included in interest receivable on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Cash restricted for construction project is comprised of the following:


                        December 31,  December 31,
                           2000          1999
                        ------------  ------------

Construction reserve      $        -  $114,964,000
Interest reserve           9,530,000    27,275,000
Completion reserve                 -     5,071,000
                          ----------  ------------

                          $9,530,000  $147,310,000
                          ==========  ============

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $90,000 were made during the year ended December 31, 2000. No provisions were required prior to opening.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Land improvements                            20 years
     Buildings, riverboats and improvements       25-40 years
     Operating equipment                          3-7 years

     A portion of the interest incurred on construction financing was capitalized during the construction period. Such capitalized costs have been allocated to the individual components of property and equipment and other assets and, since opening, are being amortized over the useful lives of the related assets.

Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs amounted to $998,000 and $293,000, respectively, during the years ended December 31, 2000 and 1999 and is included in interest expense on the accompanying consolidated statements of operations.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCS does not believe that any such events or changes have occurred.

Accrued insurance -

     HCS is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCS's ultimate liability may differ from the amounts accrued.

Preopening and development costs -

     Preopening and development costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to opening the project. Preopening costs are accounted for under the provisions of Statement of Position 98-5 issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Employee stock options -

     HCS has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock options using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCL, as managing general partner of HCS, has elected to account for employee-based compensation under Opinion 25. During September 1999, HCC issued stock options to an employee of HCS for 50,000 shares of HCC common stock at an exercise price of $2.50 per share, the market price on the date of grant. Pro forma compensation expense for the year ended December 31, 2000 would be $26,000 and for the period from the grant date (September 16, 1999) through December 31, 1999 would be $8,000.

Income taxes -

     HCS is a partnership and its tax attributes, including income and expense items, are passed through to its partners. Accordingly, the accompanying consolidated financial statements do not reflect state or federal income taxes.

Recent accounting pronouncement -

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of partners' capital until a hedged transaction occurs. The adoption of SFAS 133 as of January 1, 2001 had no impact on the consolidated financial position or results of operations of HCS.

(3)  Long-term Debt

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                   December 31,   December 31,
                                                       2000           1999
                                                   ------------   ------------

     13% First Mortgage Notes, with contingent
       interest, due 2006(a)                       $150,000,000   $150,000,000
     Note payable, net of discount of $87,000 and
        $241,000, respectively (b)                    1,913,000      1,759,000
     Other                                               33,000              -
                                                   ------------   ------------

     Total indebtedness                             151,946,000    151,759,000

     Less-current maturities                         (1,919,000)      (400,000)
                                                   ------------   ------------

       Total long-term debt                        $150,027,000   $151,359,000
                                                   ============   ============

---------------
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest date after the Shreveport Casino begins operations. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in the net proceeds from the issue of the First Mortgage Notes; (2) a first priority security interest in substantially all of the assets that will comprise the Shreveport Casino other than up to $35,000,000 in assets secured by equipment financing; (3) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it will be constructed, operated and managed; and (4) a collateral assignment of certain licenses and permits with respect to the construction, operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS. The security interest does not include $2,499,000 held by HCL to fund its acquisition of Sodak (see Note 1).

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

(b) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of the license to Shreveport (see Note 1); such repayment is to be made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of December 31, 2000 are set forth below:

     2001                           $  2,006,000
     2002                                  6,000
     2003                                  7,000
     2004                                  8,000
     2005                                  6,000
     Thereafterr                     150,000,000
                                    ------------

                                    $152,033,000
                                    ============

(4)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 10.57%) over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 3).

     The original cost of the assets acquired under the capital lease agreements is included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000 in the amount of $30,000,000. Amortization expense with respect to these assets amounted to $172,000 during the year

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


ended December 31, 2000 with the same amount included in accumulated amortization at December 31, 2000.

     Future minimum lease payments under the capital lease obligation are as follows:

     2001                                              $ 12,740,000
     2002                                                11,696,000
     2003                                                10,652,000
                                                       ------------

     Total minimum lease payments                        35,088,000
     Less - amount representing interest                 (5,088,000)
                                                       ------------

     Present value of future minimum lease payments      30,000,000
     Current capital lease obligation                   (10,000,000)
                                                       ------------

     Long-term capital lease obligation                $ 20,000,000
                                                       ============

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $213,000 and $56,000, respectively, for the years ended December 31, 2000 and 1999, including percentage rentals amounting to $78,000 during 2000. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees are subject to an initial credit of $600,000. These additional charges amounted to $304,000 during the 2000 period subsequent to opening.

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2005. Total rental expense for such leases amounted to $324,000 and $9,000, respectively, during the years ended December 31, 2000 and 1999.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Future minimum lease payments as of December 31, 2000 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

     2001                               $  392,000
     2002                                  396,000
     2003                                  338,000
     2004                                  204,000
     2005                                  125,000
                                        ----------

                                        $1,455,000
                                        ==========

(5)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of
(1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $156,000 for the year ended December 31, 2000 and are included in general and administrative expenses on the accompanying consolidated statement of operations. Management fees payable at December 31, 2000 amounting to $156,000 are included in due to affiliates on the accompanying consolidated balance sheet.

     HCS also entered into a Technical Services Agreement with Shreveport Management to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimbursed Shreveport Management for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $888,000 and $291,000, respectively, for the years ended December 31, 2000 and 1999. Amounts payable under the agreement amounting to $105,000 and $56,000 are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Total costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheet at December 31, 2000. Unpaid charges of $156,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000. No such costs were incurred prior to 2000.

     The Shreveport Casino has also entered into a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $12,000 under the agreement during 2000 and has included a liability of the same amount in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

(6)  Commitments and Contingencies

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at December 31, 2000.

     For so long as it remains a joint venture partner in HCS, Paddlewheels will receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $78,000 during 2000 and is included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which delayed the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover the damage incurred. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. The recovery of these amounts is currently subject to litigation and management is unable to determine the amount, if any, that will ultimately be received.

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

     HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  Louisiana Regulatory Matters

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. Louisiana law requires that HCS maintain its Owners' License in order to operate. HCS's Owner's License was renewed by the LGCB through October 15, 2004. If it were determined that gaming laws were violated by a licensee, the gaming license held by the licensee could be limited, conditioned, suspended, or revoked. In addition, the licensee and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the consolidated operations of HCS.

(8)  Employee Retirement Savings Plan

     HCS participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCS matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the year ended December 31, 2000, HCS expensed $6,000 as company contributions to the plan.

(9)  Supplemental Cash Flow Information

     HCS paid interest, net of amounts capitalized, totaling $8,170,000 during the year ended December 31, 2000; no interest was paid during the years ended December 31, 1999 or 1998. HCS paid no income taxes during any of the years ended December 31, 2000, 1999 or 1998.

     During 2000, HCS I, Inc. and HCS II, Inc. made non-cash capital contributions to HCS consisting of (1) certain project related costs incurred by HCL in prior years ($445,000) and (2) the assumption of certain liabilities ($425,000).

     During 2000, HCS obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 4).

     During June 2000, HCS I, Inc. and HCS II, Inc. made a non-cash capital contribution in the amount of $2,499,000 to HCS consisting of project costs incurred by Sodak which were acquired by HCL and contributed to HCS I, Inc. and HCS II, Inc.

     The issuance of a note to Hilton by HCS at a discounted face amount of $1,692,000 (see Note 3(b)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1998 as a non-cash transaction.

(10) Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Interest receivable and interest payable - The carrying amount of interest
     ----------------------------------------
receivable and payable approximates fair value because of the short maturity of the obligation.

     Cash restricted for construction project - The carrying amounts approximate
     ----------------------------------------
fair value because of the short maturity of these instruments.

     Note payable - The carrying amounts approximate fair value because of the
     ------------
short maturity of these instruments.

     Long-term debt - The fair value of HCS's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCS for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

     The estimated carrying amounts and fair values of HCS's financial instruments are as follows:

                                      December 31, 2000           December 31, 1999
                                  --------------------------  --------------------------
                                   Carrying                    Carrying
                                    Amount       Fair Value     Amount       Fair Value
                                  ------------  ------------  ------------  ------------

     Financial Assets:
       Cash and cash
         equivalents              $ 37,352,000  $ 37,352,000  $ 19,014,000  $ 19,014,000
       Interest receivable             231,000       231,000     1,432,000     1,432,000
       Cash restricted for
         construction project        9,530,000     9,530,000   147,310,000   147,310,000

     Financial Liabilities:
       Interest payable           $  8,229,000  $  8,229,000  $  7,637,000  $  7,637,000
       13% First Mortgage Note     150,000,000   159,375,000   150,000,000   160,500,000
       Note payable                  1,913,000     1,913,000     1,759,000     1,759,000
       Other notes                      33,000        33,000             -             -

(11) Selected Quarterly Financial Data (Unaudited)

                                                        Quarter
                                -------------------------------------------------------
                                   First         Second        Third         Fourth
                                ------------  ------------  ------------  -------------

Year Ended December 31, 2000
 Net revenues                   $         -   $         -   $         -   $  7,779,000
                                ===========   ===========   ===========   ============

 Net loss                       $(2,115,000)  $(2,118,000)  $(3,608,000)  $(10,059,000)
                                ===========   ===========   ===========   ============

Year Ended December 31, 1999
 Net revenues                   $         -   $         -   $         -   $          -
                                ===========   ===========   ===========   ============

 Net loss                       $   (24,000)  $    (7,000)  $(1,632,000)  $ (2,632,000)
                                ===========   ===========   ===========   ============

INDEPENDENT AUDITORS' REPORT


To HWCC-Louisiana, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC-Louisiana, Inc. (the "Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                        December 31,   December 31,
                                                            2000           1999
                                                        ------------   ------------
Assets
Current Assets:
  Cash and cash equivalents                             $ 39,956,000   $ 21,580,000
 Accounts receivable, net of allowance
   of $90,000 in 2000                                        876,000              -
 Inventories                                               1,826,000              -
 Interest receivable                                         234,000      1,432,000
 Prepaid expenses and other current assets                 1,394,000        649,000
                                                        ------------   ------------

    Total current assets                                  44,286,000     23,661,000
                                                        ------------   ------------

Property and Equipment:
 Land improvements                                         1,619,000              -
 Buildings and improvements                               99,825,000              -
 Riverboat                                                44,520,000              -
 Furniture and equipment                                  42,562,000         24,000
 Construction in progress                                  2,621,000     42,571,000
                                                        ------------   ------------

                                                         191,147,000     42,595,000
 Less - accumulated depreciation                            (508,000)        (2,000)
                                                        ------------   ------------

                                                         190,639,000     42,593,000
                                                        ------------   ------------

Cash restricted for construction project                   9,530,000    147,310,000
                                                        ------------   ------------

Other Assets:
 Deferred financing costs, net                             5,978,000      4,928,000
 Note receivable, net of discount of $64,000 in 1999       1,000,000        936,000
 Other                                                       584,000              -
                                                        ------------   ------------

    Total other assets                                     7,562,000      5,864,000
                                                        ------------   ------------

                                                        $252,017,000   $219,428,000
                                                        ============   ============



      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                     December 31,   December 31,
                                                         2000           1999
                                                     ------------   ------------

Liabilities and Shareholder's Equity
Current Liabilities:
 Current maturities of long-term debt
    and capital lease obligations                    $ 11,919,000   $    400,000
 Payable to Sodak Gaming, Inc.                          2,499,000              -
  Accounts payable                                     17,735,000     11,663,000
 Accrued liabilities -
  Salaries and wages                                    2,745,000         35,000
  Interest                                              8,229,000      7,637,000
  Gaming and other taxes                                  128,000              -
  Insurance                                                86,000              -
  Other                                                   662,000              -
 Due to affiliates                                        872,000        334,000
 Other current liabilities                                731,000              -
                                                     ------------   ------------

   Total current liabilities                           45,606,000     20,069,000
                                                     ------------   ------------

Long-Term Debt                                        150,027,000    151,359,000
                                                     ------------   ------------

Capital Lease Obligations                              20,000,000              -
                                                     ------------   ------------

Other Noncurrent Liabilities                               13,000              -
                                                     ------------   ------------

Commitments and Contingencies (Note 8)

Minority Interest (Note 8)                              2,078,000      2,000,000
                                                     ------------   ------------

Shareholder's Equity:
  Common stock, $1 par value per share, 1,000,000
  shares authorized, 1,000 shares issued and
  outstanding                                               1,000          1,000
  Additional paid-in capital                           57,725,000     51,400,000
  Accumulated deficit                                 (23,433,000)    (5,401,000)
                                                     ------------   ------------

 Total shareholder's equity                            34,293,000     46,000,000
                                                     ------------   ------------

                                                     $252,017,000   $219,428,000
                                                     ============   ============



      The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    HWCC-LOUISIANA, INC.  AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                         Year Ended December 31,
                                                  -------------------------------------
                                                       2000          1999       1998
                                                  ------------   -----------   --------
Revenues:
 Casino                                           $  7,194,000   $         -   $      -
 Rooms                                                 302,000             -          -
 Food and beverage                                   1,330,000             -          -
 Other                                                  74,000             -          -
                                                  ------------   -----------   --------

                                                     8,900,000             -          -
 Less - promotional allowances                      (1,121,000)            -          -
                                                  ------------   -----------   --------

 Net revenues                                        7,779,000             -          -
                                                  ------------   -----------   --------

Expenses:
 Casino                                              5,218,000             -          -
 Rooms                                                  88,000             -          -
 Food and beverage                                     413,000             -          -
 Other                                                 143,000             -          -
 General and administrative                            587,000        10,000          -
 Preopening and development                         14,794,000     1,024,000     39,000
 Depreciation and amortization                         506,000         2,000          -
                                                  ------------   -----------   --------

  Total expenses                                    21,749,000     1,036,000     39,000
                                                  ------------   -----------   --------

Loss from operations                               (13,970,000)   (1,036,000)   (39,000)
                                                  ------------   -----------   --------

Non-operating (expense) income:
 Interest income                                     6,007,000     3,701,000          -
 Interest expense, net of capitalized interest
   of $11,814,000 and $1,052,000 in 2000
  and 1999, respectively                            (9,991,000)   (6,946,000)         -
                                                  ------------   -----------   --------

  Total non-operating (expense) income              (3,984,000)   (3,245,000)         -
                                                  ------------   -----------   --------

Loss before taxes and other items                  (17,954,000)   (4,281,000)   (39,000)
Income tax benefit                                           -             -          -
                                                  ------------   -----------   --------

Loss before other items                            (17,954,000)   (4,281,000)   (39,000)
Minority interest in Hollywood
 Casino Shreveport (Note 8)                            (78,000)            -          -
Pre-acquisition losses (Note 1)                              -        12,000          -
Equity in losses of Hollywood Casino
 Shreveport (Note 1)                                         -             -    (17,000)
                                                  ------------   -----------   --------

Net loss                                          $(18,032,000)  $(4,269,000)  $(56,000)
                                                  ============   ===========   ========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENT OF CHANGES IN
                    SHAREHOLDER'S EQUITY (DEFICIT) (NOTE 1)
                  For the Three Years Ended December 31, 2000


                                           Common Stock        Additional
                                        ------------------      Paid-in        Accumulated
                                        Shares      Amount      Capital          Deficit
                                        ------      ------     -----------     ------------

BALANCES, January 1, 1998                1,000      $1,000     $         -     $ (1,076,000)
  Capital contributions                      -           -       2,500,000                -
  Net loss                                   -           -               -          (56,000)
                                        ------      ------     -----------     ------------

BALANCES, December 31, 1998              1,000       1,000       2,500,000       (1,132,000)
  Capital contributions                      -           -      48,900,000                -
  Net loss                                   -           -               -       (4,269,000)
                                        ------      ------     -----------     ------------

BALANCES, December 31, 1999              1,000       1,000      51,400,000       (5,401,000)
  Capital contributions                      -           -       6,325,000                -
  Net loss                                   -           -               -      (18,032,000)
                                        ------      ------     -----------     ------------

BALANCES, December 31, 2000              1,000      $1,000     $57,725,000     $(23,433,000)
                                        ======      ======     ===========     ============



      The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                    Year Ended December 31,
                                                           -------------------------------------------
                                                                2000            1999          1998
                                                           -------------   -------------   -----------
OPERATING ACTIVITIES:
 Net loss                                                  $ (18,032,000)  $  (4,269,000)  $   (56,000)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
  Depreciation and amortization, including accretion
   of discount                                                 1,594,000         333,000             -
  Minority interest in Hollywood Casino Shreveport                78,000               -             -
  Pre-acquisition losses                                               -          12,000             -
  Write off deferred project costs                                     -               -        10,000
  Equity in losses of Hollywood Casino Shreveport                      -               -        17,000
  Provision for doubtful accounts                                 90,000               -             -
  Increase in accounts receivable                               (966,000)              -             -
  Increase in accounts payable and accrued liabilities        10,250,000      18,818,000        15,000
  Net change in intercompany balances                            963,000        (987,000)      204,000
  Net change in other current assets and liabilities            (671,000)     (2,081,000)       40,000
  Net change in other noncurrent assets and liabilities         (523,000)              -             -
                                                           -------------   -------------   -----------

 Net cash (used in) provided by operating activities          (7,217,000)     11,826,000       230,000
                                                           -------------   -------------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                        (116,117,000)    (38,157,000)     (163,000)
 Net change in cash restricted for construction project      137,780,000    (147,310,000)            -
 Investment in unconsolidated affiliate                          (48,000)              -             -
 Increase in cash from acquisition (Note 1)                            -       1,474,000             -
 Loan to joint venture partner                                         -      (1,000,000)            -
 Investment in Hollywood Casino Shreveport                             -               -    (2,500,000)
                                                           -------------   -------------   -----------

 Net cash provided by (used in) investing activities          21,615,000    (184,993,000)   (2,663,000)
                                                           -------------   -------------   -----------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                         35,000     150,000,000             -
 Capital contributions                                         5,900,000      48,900,000     2,500,000
 Repayments of long-term debt                                     (2,000)              -             -
 Deferred financing costs                                     (1,955,000)     (5,221,000)            -
 Investment by joint venture partner                                   -       1,000,000             -
                                                           -------------   -------------   -----------

 Net cash provided by financing activities                     3,978,000     194,679,000     2,500,000
                                                           -------------   -------------   -----------

 Net  increase in cash and cash equivalents                   18,376,000      21,512,000        67,000
 Cash and cash equivalents at beginning of year               21,580,000          68,000         1,000
                                                           -------------   -------------   -----------

 Cash and cash equivalents at end of year                  $  39,956,000   $  21,580,000   $    68,000
                                                           =============   =============   ===========

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)  Organization, History, Business and Basis of Presentation

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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,434 slot machines and 68 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV's former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (see Note 4). HCL has treated this $5,000,000 as part of the cost of acquiring their interest in HCS and has included the cost as an adjustment to property and equipment on the accompanying consolidated balance sheets at December 31, 2000 and 1999.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     For the period from September 22, 1998 until April 23, 1999, HCL's investment in HCS was accounted for under the equity method of accounting. It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 8). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 to be paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino (see Note 3). The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest. The acquisition was accounted for under the purchase method of accounting. Accordingly, effective as of the April 23, 1999 closing of HCL's acquisition of Sodak, Sodak became a consolidated subsidiary of HCL.

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

     The accompanying consolidated financial statements reflect (1) the April 23, 1999 acquisition of Sodak and the resulting consolidation of Sodak and HCS with HCL; (2) the July 1999 formation of HCS I, Inc., HCS II, Inc. and Shreveport Capital; and (3) the formation during 2000 of HCS-Golf Course, LLC ("Golf") as a wholly owned subsidiary of HCS to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's investment in Shreveport Golf Company is accounted for under the equity method. As of December 31, 2000, capital contributions amounting to $48,000 have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheet. The accompanying consolidated statements of operations for the year ended December 31, 1999 reflect the operations of HCL on a consolidated basis, including Sodak and HCS, for the period from January 1, 1999 with the pre-acquisition losses of Sodak from its investment in HCS reflected as a nonoperating item. Sodak had no other operations during the period presented. All intercompany balances and transactions have been eliminated in consolidation.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     HCL estimates that a significant amount of the Shreveport Casino's revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

(2)  Summary of Significant Accounting Policies

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Casino revenues, promotional allowances and departmental expenses -

     HCS recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive jackpots. Such anticipated jackpot payouts are included in other accrued liabilities on the accompanying consolidated balance sheet at December 31, 2000.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The cost of such complimentaries has been included in casino expenses on the accompanying consolidated statement of operations for the year ended December 31, 2000. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department amounted to $42,000, $1,276,000 and $49,000, respectively, during the 2000 period subsequent to opening.

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

Cash Restricted for Construction Project -

     Cash restricted for construction project consists of investments in government securities which are to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 3) as required by the indenture for the First Mortgage Notes. Prior to opening on December 20, 2000, such restricted cash included (1) funds to be used for construction which were subject to meeting certain conditions prior to their disbursement and (2) funds to be used to complete and open the Shreveport Casino in the event the construction funds in (1) above were not sufficient. Restricted cash also includes an account with funds to be used to make the first three semiannual interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed when the third interest payment was made on February 1, 2001. Interest earned, but not yet received, on

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


restricted cash investments is included in interest receivable on the accompanying consolidated balance sheets. Upon receipt, interest is included in cash restricted for construction project.

     Cash restricted for construction project is comprised of the following:


                                        December 31,  December 31,
                                            2000           1999
                                        ------------  ------------

     Construction reserve                 $        -  $114,964,000
     Interest reserve                      9,530,000    27,275,000
     Completion reserve                            -     5,071,000
                                          ----------  ------------

                                          $9,530,000  $147,310,000
                                          ==========  ============

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $90,000 were made during the year ended December 31, 2000. No provisions were required prior to opening.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over the estimated useful lives of the assets as follows:

     Land improvements                            20 years
     Buildings, riverboats and improvements       25-40 years
     Operating equipment                          3-7 years

     A portion of the interest incurred on construction financing was capitalized during the construction period. Such capitalized costs have been allocated to the individual components of property and equipment and other assets and, since opening, are being amortized over the useful lives of the related assets.

Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs amounted to $998,000 and $293,000, respectively, during the years ended December 31, 2000 and 1999 and is included in interest expense on the accompanying consolidated statements of operations.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Long-lived assets -


     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCS does not believe that any such events or changes have occurred.

Accrued insurance -

     HCS is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCS's ultimate liability may differ from the amounts accrued.

Preopening and development costs -

     Preopening and development costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to opening the project. Preopening costs are accounted for under the provisions of Statement of Position 98-5 issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Employee stock options -

     HCL has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock options using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCL, as managing general partner of HCS, has elected to account for employee-based compensation under Opinion 25. During September 1999, HCC issued stock options to an employee of HCS for 50,000 shares of HCC common stock at an exercise price of $2.50 per share, the market price on the date of grant. Pro forma compensation expense for the year ended December 31, 2000 would be $26,000 and for the period from the grant date (September 16, 1999) through December 31, 1999 would be $8,000.

Income taxes -

     HCL is included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL's provision for taxes is based on the amount of tax that would be provided if a separate federal income tax return were to be filed.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Recent accounting pronouncement -

     In June 1998, the Financial Accounting Standards Board issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of partners' capital until a hedged transaction occurs. The adoption of SFAS 133 as of January 1, 2001 had no impact on the consolidated financial position or results of operations of HCL.

(3)  Acquisition of Sodak Louisiana, L.L.C.

     As discussed in Note 1, HCL acquired Sodak on April 23, 1999 for a cash payment of $1,000 and contingent consideration of $2,499,000 to be paid six months after the opening of the Shreveport Casino. At December 31, 1999, the $2,499,000 difference between Sodak's basis in the assets acquired and the $1,000 paid by HCL was treated as an adjustment to reduce the recorded amount of project costs to the amount paid with respect to such costs in accordance with Accounting Principles Board Statement Number 16, "Business Combinations." Sodak had no operating activities prior to the acquisition date other than equity from its investment in HCS and its only asset was its investment in HCS. During the second quarter of 2000, the contingent consideration was recorded by HCL and project costs were increased to reflect this additional cost incurred by HCL (see Note 11). The obligation is reflected on the accompanying consolidated balance sheet at December 31, 2000 as payable to Sodak Gaming, Inc.

(4)  Long-term Debt

     Long-term debt at December 31, 2000 and 1999 consists of the following:


                                                    December 31,   December 31,
                                                        2000           1999
                                                    ------------   ------------

     13% First Mortgage Notes, with contingent
       interest, due 2006(a)                        $150,000,000   $150,000,000
     Note payable, net of discount of $87,000 and
       $241,000, respectively (b)                      1,913,000      1,759,000
     Other                                                33,000              -
                                                    ------------   ------------

     Total indebtedness                              151,946,000    151,759,000

     Less-current maturities                          (1,919,000)      (400,000)
                                                    ------------   ------------

       Total long-term debt                         $150,027,000   $151,359,000
                                                    ============   ============

---------------
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest date after the Shreveport

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Casino begins operations. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in the net proceeds from the issue of the First Mortgage Notes; (2) a first priority security interest in substantially all of the assets that will comprise the Shreveport Casino other than up to $35,000,000 in assets secured by equipment financing; (3) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it will be constructed, operated and managed; and (4) a collateral assignment of certain licenses and permits with respect to the construction, operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS. The security interest does not include $2,499,000 held by HCL to fund its acquisition of Sodak (see Note 1).

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

(b) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of the license to Shreveport (see Note 1); such repayment is to be made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Scheduled payments of long-term debt as of December 31, 2000 are set forth below:

     2001                $  2,006,000
     2002                       6,000
     2003                       7,000
     2004                       8,000
     2005                       6,000
     Thereafter           150,000,000
                         ------------

                         $152,033,000
                         ============

(5)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 10.57%) over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 4).

     The original cost of the assets acquired under the capital lease agreements is included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000 in the amount of $30,000,000. Amortization expense with respect to these assets amounted to $172,000 during the year ended December 31, 2000 with the same amount included in accumulated amortization at December 31, 2000.

     Future minimum lease payments under the capital lease obligation are as follows:

     2001                                             $ 12,740,000
     2002                                               11,696,000
     2003                                               10,652,000
                                                      ------------

     Total minimum lease payments                       35,088,000
     Less - amount representing interest                (5,088,000)
                                                      ------------

     Present value of future minimum lease payments     30,000,000
     Current capital lease obligation                  (10,000,000)
                                                      ------------

     Long-term capital lease obligation               $ 20,000,000
                                                      ============

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $213,000 and $56,000, respectively, for the years ended December 31, 2000 and 1999, including percentage rentals amounting to $78,000 during 2000. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees are subject to an initial credit of $600,000. These additional charges amounted to $304,000 during the 2000 period subsequent to opening.

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2005. Total rental expense for such leases amounted to $324,000 and $9,000, respectively, during the years ended December 31, 2000 and 1999.

     Future minimum lease payments as of December 31, 2000 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

     2001                                                      $    392,000
     2002                                                           396,000
     2003                                                           338,000
     2004                                                           204,000
     2005                                                           125,000
                                                                -----------

                                                                $ 1,455,000
                                                                ===========

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(6)  Income Taxes

     HCT's benefit for income taxes consists of the following:

                                                          Year Ended December 31,
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------
Deferred benefit:
 Federal                                          $ 5,623,000   $ 1,362,000   $      8,000
 State                                              1,442,000       338,000          1,000
Change in valuation allowance                      (7,065,000)   (1,700,000)        (9,000)
                                                  -----------   -----------   ------------

                                                  $         -   $         -   $          -
                                                  ===========   ===========   ============

     A reconciliation between the calculated tax benefit on losses based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2000, 1999 and 1998 follows:

                                                          Year Ended December 31,
                                                  ---------------------------------------
                                                     2000          1999          1998
                                                  -----------   -----------   -----------

Calculated income tax benefit                     $ 6,131,000   $ 1,451,000    $    9,000
Valuation allowance change                         (7,065,000)   (1,700,000)       (9,000)
State income taxes, net of federal provision          952,000       223,000         1,000
Other                                                 (18,000)       26,000        (1,000)
                                                  -----------   -----------    ----------

Tax benefit as shown on statement
  of operations                                   $         -   $         -    $        -
                                                  ===========   ===========    ==========

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs, the capitalization of interest and other accruals.

     At December 31, 2000, HCL has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $5,546,000 which do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The components of HCL's net deferred tax asset are as follows:

                                                     December 31,
                                              --------------------------
                                                     2000          1999
                                              -----------   -----------
     Deferred tax assets:
       Net operating loss carryforwards       $ 6,407,000   $ 1,571,000
       Preopening expenses                      6,271,000       460,000
       Allowance for doubtful accounts             35,000             -
       Write off of deferred project costs              -        49,000
       Other liabilities and accruals             269,000        12,000
                                              -----------   -----------

         Total deferred tax assets             12,982,000     2,092,000

     Deferred tax liabilities:
       Depreciation and amortization           (3,825,000)            -
                                              -----------   -----------

     Net deferred tax asset                     9,157,000     2,092,000
     Valuation allowance                       (9,157,000)   (2,092,000)
                                              -----------   -----------

                                              $         -   $         -
                                              ===========   ===========

(7)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of
(1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $156,000 for the year ended December 31, 2000 and are included in general and administrative expenses on the accompanying consolidated statement of operations. Management fees payable at December 31, 2000 amounting to $156,000 are included in due to affiliates on the accompanying consolidated balance sheet.

     HCS also entered into a Technical Services Agreement with Shreveport Management to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimbursed Shreveport Management for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $888,000 and $291,000, respectively, for the years ended December 31, 2000 and 1999. Amounts payable under the agreement amounting to $105,000 and $56,000 are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Prior to 2000, HCL was billed by subsidiaries of HCC for certain administrative and other service performed by their employees on behalf of HCL. Such charges amounted to $170,000 and $153,000, respectively, during the years ended December 31, 1999 and 1998. Amounts payable amounting to $64,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31,1999; no such amounts were outstanding at December 31, 2000. During April 1999, HCC made a capital contribution to HCL of $1,400,000. Proceeds from the capital contribution were used to repay HCC and its subsidiaries with respect to such charges and to reimburse HCC for its payment of other third party billings.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Total costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheet at December 31, 2000. Unpaid charges of $156,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000. No such costs were incurred prior to 2000.

     The Shreveport Casino has also entered into a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $12,000 under the agreement during 2000 and has included a liability of the same amount in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

(8)  Commitments and Contingencies

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at December 31, 2000.

     HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both December 31, 2000 and 1999. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and will be payable monthly.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principle on the loan is due to be repaid on December 20, 2010.

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

     For so long as it remains a joint venture partner in HCS, Paddlewheels will receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statement of operations for the year ended December 31, 2000. Such interest amounted to $78,000 during 2000 and is included in minority interest on the accompanying consolidated balance sheet at December 31, 2000.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which delayed the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover the damage incurred. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. The recovery of these amounts is currently subject to litigation and management is unable to determine the amount, if any, that will ultimately be received.

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

     HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries.

(9)  Louisiana Regulatory Matters

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. Louisiana law requires that HCS maintain its Owners' License in order to operate. HCS's Owner's License was renewed by the LGCB through October 15, 2004. If it were determined that gaming laws were violated by a licensee, the gaming license held by the licensee could be limited, conditioned,

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

suspended, or revoked. In addition, the licensee and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the consolidated operations of HCS.

(10) Employee Retirement Savings Plan

     HCS participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCS matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the year ended December 31, 2000, HCS expensed $6,000 as company contributions to the plan.

(11) Supplemental Cash Flow Information

     HCL paid interest, net of amounts capitalized, totaling $8,170,000 during the year ended December 31, 2000; no interest was paid during the years ended December 31, 1999 or 1998. HCS paid no income taxes during any of the years ended December 31, 2000, 1999 or 1998.

     During 2000, HCC made non-cash capital contributions to HCL in the amount of $425,000 consisting of the assumption of certain liabilities.

     During 2000, HCS obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 5).

     The additional $1,000,000 credit given to HCL's joint venture partner as an additional contribution to the Shreveport Partnership (see Note 8) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

     The issuance of a note to Hilton by HCS at a discounted face amount of $1,692,000 (see Note 4(b)) and the associated project costs have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1998 as a non-cash transaction.

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
                                                     ===========

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The contingent liability of $2,499,000 shown above and described in Note 3 was recorded as a non-cash transaction during 2000.

(12) Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     Interest receivable and interest payable - The carrying amount of interest
     ----------------------------------------
receivable and payable approximates fair value because of the short maturity of the obligation.

     Cash restricted for construction project - The carrying amounts approximate
     ----------------------------------------
fair value because of the short maturity of these instruments.

     Payable to Sodak Gaming, Inc. and note payable - The carrying amounts
     ----------------------------------------------
approximate fair value because of the short maturity of these instruments.

     Long-term debt - The fair value of HCS's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCS for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

     The estimated carrying amounts and fair values of HCL's financial instruments are as follows:

                                      December 31, 2000           December 31, 1999
                                  --------------------------  --------------------------
                                   Carrying                     Carrying
                                    Amount       Fair Value      Amount      Fair Value
                                  ------------  ------------  ------------  ------------

     Financial Assets:
       Cash and cash
         equivalents              $ 39,956,000  $ 39,956,000  $ 21,580,000  $ 21,580,000
       Interest receivable             234,000       234,000     1,432,000     1,432,000
       Cash restricted for
         construction project        9,530,000     9,530,000   147,310,000   147,310,000

     Financial Liabilities:
       Payable to Sodak
          Gaming, Inc.            $  2,499,000  $  2,499,000  $          -  $          -
       Interest payable              8,229,000     8,229,000     7,637,000     7,637,000
       13% First Mortgage Note     150,000,000   159,375,000   150,000,000   160,500,000
       Note payable                  1,913,000     1,913,000     1,759,000     1,759,000
       Other notes                      33,000        33,000             -             -

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(13) Selected Quarterly Financial Data (Unaudited)

                                                        Quarter
                                -------------------------------------------------------
                                   First         Second        Third         Fourth
                                ------------  ------------  ------------  -------------

Year Ended December 31, 2000
 Net revenues                   $         -   $         -   $         -   $  7,779,000
                                ===========   ===========   ===========   ============

 Net loss                       $(2,136,000)  $(2,139,000)  $(3,626,000)  $(10,131,000)
                                ===========   ===========   ===========   ============

Year Ended December 31, 1999
 Net revenues                   $         -   $         -   $         -   $          -
                                ===========   ===========   ===========   ============

 Net loss                       $   (18,000)  $   (23,000)  $(1,638,000)  $ (2,590,000)
                                ===========   ===========   ===========   ============

(14) Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

59(a) The following documents are filed as a part of this report:

     1.   Financial Statements

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 18.

     2.   Financial Statement Schedules

     Hollywood Casino Shreveport
     ---------------------------

     --  Independent Auditors' Report
     --  Schedule II; Valuation and Qualifying Accounts

     HWCC-Louisiana, Inc.
     --------------------

     --  Independent Auditors' Report
     --  Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits

   +++3.1  --  Third Amended and Restated Joint Venture Agreement of Hollywood
               Casino Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)
   +++3.2  --  August 1999 Amendment to Third Amended and Restated Joint Venture
               Agreement between Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
   +++3.3  --  Articles of incorporation of Shreveport Capital Corporation.
               (Exhibit 3.3)
   +++3.4  --  Bylaws of Shreveport Capital Corporation. (Exhibit 3.4)
   +++3.5  --  Articles of incorporation of HWCC-Louisiana, Inc. (Exhibit 3.5)
   +++3.6  --  Bylaws of Hollywood Casino - Lake Charles, Inc. (now known as
               HWCC-Louisiana, Inc. (Exhibit 3.6)
   +++3.7  --  Articles of incorporation of HCS I, Inc. (Exhibit 3.7)
   +++3.8  --  Bylaws of HCS I, Inc. (Exhibit 3.8)
   +++3.9  --  Articles of incorporation of HCS II, Inc. (Exhibit 3.9)
  +++3.10  --  Bylaws of HCS II, Inc. (Exhibit 3.10)
     +4.1  --  Indenture among Hollywood Casino Shreveport and Shreveport
               Capital Corporation ("SCC") as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)
     +4.2 -- Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
     +4.3  --  Collateral Assignment of Contracts and Documents dated August 10,
               1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
     +4.4  --  Security Agreement dated August 10, 1999 between Hollywood Casino
               Shreveport and State

               Street Bank and Trust Company, as Trustee. (Exhibit 4.4)
     +4.5  --  Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)
     +4.6  --  Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)
     #4.7  --  First Amendment to Cash Collateral and Disbursement Agreement
               dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Exhibit 4.24)
     +4.8  --  Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Exhibit 4.7) +4.9 -- Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I,
               Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)
    +4.10  --  Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)
    +4.11  --  Mortgage, Leasehold Mortgage and Assignment of Leases and Rents
               made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)
    +4.12  --  Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)
    +4.13  --  First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)
  ###10.1  --  Amended and Restated Joint Venture Agreement by and among
               Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998. (Exhibit 10.1)
  ###10.2  --  September 1998 Amendment to the July Amended and Restated Joint
               Venture Agreement. (Exhibit 10.2)
   ##10.3  --  Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)
    +10.4  --  Amended and Restated Federal Income Tax Sharing Agreement dated
               August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)
   ++10.5  --  Completion Capital Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, HCL, HCS I, Inc., HCS II, Inc. and HCC. (Exhibit 10.2)
   ++10.6  --  Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)
    +10.7  --  Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)
    +10.8  --  Vessel Construction Contract, dated July 16, 1999, by and between
               Leevac Shipyards, Inc. and Hollywood Casino Shreveport. (Exhibit 10.5)
    +10.9  --  Employment Agreement, dated August 4, 1999, by and between HWCC
               Development Corporation and Juris Basens. (Exhibit 10.6)
   +10.10  --  Compromise Agreement, dated September 15, 1998, by and among
               Hilton New Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)
   +10.11  --  Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation. (Exhibit 10.11)
   +10.12  --  Retail Space Lease, executed as of June 3, 1999 by and between
               QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12) +10.13 -- Ground Lease, dated May 19, 1999, by and between the City of
               Shreveport, Louisiana and QNOV. (Exhibit 10.13)
   +10.14  --  Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)

   +10.15  --  Side Agreement dated January 16, 1998 between Queen of New
               Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18)
   +10.16  --  Loan Agreement dated August 10, 1999 between Shreveport
               Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)
   +10.17  --  Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20 )
   +10.18  --  Security Agreement dated August 10, 1999 made by Shreveport
               Paddlehwheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)
   +10.19  --  Guaranty Agreement dated August 10, 1999 made by New Orleans
               Paddlewheels, L.L.C. in favor of HCL. (Exhibit 10.22)
   +10.20  --  Contribution and Assumption Agreement dated July 21, 1999 among
               HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
++++10.21  --  Form of Participation Agreement and related agreements among
               Hollywood Casino Shreveport, First Security Bank, National Association, the several lenders party thereto, First Security Trust Company of Nevada, as Administrative Agent, and Bank of America, National Association, as Arranger and Documentation Agent. (Exhibit 10.27)
   @10.22  --  Management Services Agreement dated September 22, 1998 by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.1)
   @10.23  --  Amendment to Management Services Agreement dated August 2, 1999 by and between Hollywood Casino Shreveport (formerly QNOV) and HWCC-Shreveport, Inc. (Exhibit 10.2)
_______________________

  # Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

 ## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

### Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.

  + Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on October 8, 1999.

 ++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on August 13, 1999.

 +++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

++++ Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement, Amendment No. 4, of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on April 18, 2000.

@ Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the SEC on August 16, 1999.

  (b) Reports on Form 8-K.

      The Registrants did not file any Reports on Form 8-K during the fourth quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 29, 2001.

                                  HOLLYWOOD CASINO SHREVEPORT
                                 SHREVEPORT CAPITAL CORPORATION

                                  By: HCS I, Inc.

                                  By:      /s/ Jack E. Pratt
                                      ------------------------------
                                              Jack E. Pratt
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Co-Registrants in the capacities and on the dates indicated:


              Signature                          Title                 Date
              ---------                          -----                 ----

         /s/ Jack E. Pratt             Chief Executive            March 29, 2001
-------------------------------------  Officer and Director       --------------
         Jack E. Pratt


         /s/ Edward T. Pratt, Jr.      Director                   March 29, 2001
-------------------------------------                             --------------
         Edward T. Pratt, Jr.


         /s/ William D. Pratt          Executive Vice President,  March 29, 2001
-------------------------------------  Secretary, General Counsel --------------
         William D. Pratt              and Director


         /s/ Edward T. Pratt III       President                  March 29, 2001
-------------------------------------                             --------------
         Edward T. Pratt III


         /s/ Paul C. Yates             Executive Vice President,  March 29, 2001
-------------------------------------  Chief Financial Officer,   --------------
         Paul C. Yates                 Treasurer and Assistant
                                       Secretary


         /s/ Charles F. LaFrano III    Vice President and         March 29, 2001
-------------------------------------  Assistant Secretary        --------------
         Charles F. LaFrano III


         /s/ Juris Basens              Vice President             March 29, 2001
-------------------------------------                             --------------
         Juris Basens

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 29, 2001.

                                      HWCC - LOUISIANA, INC.

                                 By:        /s/ Jack E. Pratt
                                     ------------------------------
                                               Jack E. Pratt
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

              Signature                          Title                 Date
-------------------------------------  -------------------------  --------------

         /s/ Jack E. Pratt             Chief Executive            March 29, 2001
-------------------------------------  Officer and Director       --------------
         Jack E. Pratt


         /s/ Edward T. Pratt, Jr.      Director                   March 29, 2001
-------------------------------------                             --------------
         Edward T. Pratt, Jr.


         /s/ William D. Pratt          Executive Vice President,  March 29, 2001
-------------------------------------  Secretary, General Counsel --------------
         William D. Pratt              and Director


         /s/ Edward T. Pratt III       President                  March 29, 2001
-------------------------------------                             --------------
         Edward T. Pratt III


         /s/ Paul C. Yates             Executive Vice President,  March 29, 2001
-------------------------------------  Chief Financial Officer,   --------------
         Paul C. Yates                 Treasurer and Assistant
                                       Secretary


         /s/ Charles F. LaFrano III    Vice President and         March 29, 2001
-------------------------------------  Assistant Secretary        --------------
         Charles F. LaFrano III

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


Hollywood Casino Shreveport and Subsidiaries

     --   Independent Auditors' Report

     --   Schedule II; Valuation and Qualifying Accounts

HWCC-Louisiana, Inc. and Subsidiaries

     --   Independent Auditors' Report

     --   Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT


To Hollywood Casino Shreveport:

We have audited the consolidated financial statements of Hollywood Casino Shreveport and Subsidiaries as of, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 15, 2001; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of Hollywood Casino Shreveport listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                                                                     SCHEDULE II

                          HOLLYWOOD CASINO SHREVEPORT

                       Valuation and Qualifying Accounts

                                              Amounts
                                 Balance at  Charged to              Balance
                                 Beginning   Costs and                at End
                                 of Period   Expenses    Deductions  of Period
                                 ----------  ----------  ----------  ---------

Year Ended December 31, 2000:
 Allowance for doubtful
  accounts receivable            $       -   $   90,000  $        -  $   90,000
                                 ==========  ==========  =========== ==========



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS' REPORT


To HWCC - Louisiana, Inc.:

We have audited the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries as of, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 15, 2001; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of HWCC-Louisiana, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                                                                     SCHEDULE II

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                       Valuation and Qualifying Accounts

                                             Amounts
                                 Balance at  Charged to              Balance
                                 Beginning   Costs and               at End
                                 of Period   Expenses    Deductions  of Period
                                 ----------  ----------  ----------  ---------

Year Ended December 31, 2000:
 Allowance for doubtful
  accounts receivable            $       -    $  90,000  $       -   $  90,000
                                 ==========   =========  ==========  =========



          The accompanying notes to consolidated financial statements are an integral part of this schedule.