Form 10-Q
period 2001-03-31
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2001-05-15
CIK 1096352, 1096353, 1096354

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2001
                                 ----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                            to
                               --------------------------    ------------------

Commission file number       333-88679
                       ---------------------


                          HOLLYWOOD CASINO SHREVEPORT
                        SHREVEPORT CAPITAL CORPORATION
-------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)


            Louisiana                                  72-1225563
            Louisiana                                  75-2830167
------------------------------------------      -------------------------
    (States or other jurisdictions of               (I.R.S. Employer
     incorporation or organization)               Identification No.'s)

          451 Clyde Fant Parkway
          Shreveport, Louisiana                          71135
------------------------------------------      -------------------------
 (Address of principal executive offices)              (Zip Code)


(Registrants' telephone number, including area code)        (318) 220-0711
                                                       ------------------------

                               (Not Applicable)
                               ----------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes   X     No
                                                         -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Registrant                        Class              Outstanding at May 11, 2001
--------------------------------  ----------------------------  ---------------------------
Hollywood Casino Shreveport                   None                         None
Shreveport Capital Corporation    Common Stock, $.01 par value         1,000 Shares

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES


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

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

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

     The principal executive offices of HCS and Shreveport Capital are located at 451 Clyde Fant Parkway, Shreveport, Louisiana 71135, telephone (318) 220-0711. The principal executive offices of HCL are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of March 31, 2001 and the results of their operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital's 2000 Annual Report on Form 10-K.

     It is likely that the Shreveport Casino will experience seasonality. Consequently, the results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                March 31,
                                                  2001       December 31,
                                               (Unaudited)       2000
                                              ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents                    $ 20,663,000   $ 37,352,000
 Accounts receivable, net of allowances
   of $199,000 and $90,000, respectively         2,337,000        851,000
 Inventories                                     2,063,000      1,826,000
 Interest receivable                                 1,000        231,000
 Prepaid expenses and other current assets         837,000      1,394,000
                                              ------------   ------------

    Total current assets                        25,901,000     41,654,000
                                              ------------   ------------

Property and Equipment:
 Land improvements                               1,665,000      1,619,000
 Buildings and improvements                     95,440,000     93,825,000
 Riverboat                                      44,915,000     44,520,000
 Furniture and equipment                        45,741,000     42,561,000
 Construction in progress                          762,000      2,621,000
                                              ------------   ------------

                                               188,523,000    185,146,000
 Less - accumulated depreciation                (4,394,000)      (508,000)
                                              ------------   ------------

                                               184,129,000    184,638,000
                                              ------------   ------------

Cash restricted for construction project                 -      9,530,000
                                              ------------   ------------

Other Assets:
 Deferred financing costs, net                   5,608,000      5,978,000
 Other                                             679,000        584,000
                                              ------------   ------------

    Total other assets                           6,287,000      6,562,000
                                              ------------   ------------

                                              $216,317,000   $242,384,000
                                              ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            March 31,
                                              2001      December 31,
                                           (Unaudited)      2000
                                          ------------  ------------
Liabilities and Partners' Capital
Current Liabilities:
 Current maturities of long-term debt
    and capital lease obligations         $ 11,362,000  $ 11,919,000
 Accounts payable                           11,613,000    17,720,000
 Accrued liabilities -
  Salaries and wages                         2,054,000     2,745,000
  Interest                                   3,341,000     8,229,000
  Gaming and other taxes                     2,182,000       128,000
  Insurance                                    286,000        86,000
  Other                                      1,438,000       662,000
 Due to affiliates                           1,367,000       950,000
 Other current liabilities                   1,655,000       731,000
                                          ------------  ------------

   Total current liabilities                35,298,000    43,170,000
                                          ------------  ------------

Long-Term Debt                             150,026,000   150,027,000
                                          ------------  ------------

Capital Lease Obligations                   17,500,000    20,000,000
                                          ------------  ------------

Other Noncurrent Liabilities                    49,000        13,000
                                          ------------  ------------

Commitments and Contingencies (Note 6)

Partners' Capital                           13,444,000    29,174,000
                                          ------------  ------------

                                          $216,317,000  $242,384,000
                                          ============  ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2001             2000
                                                 ------------     -----------

Revenues:
 Casino                                          $ 36,719,000     $         -
 Rooms                                              2,432,000               -
 Food and beverage                                  6,708,000               -
 Other                                              1,260,000               -
                                                 ------------     -----------

                                                   47,119,000               -
 Less - promotional allowances                     (9,372,000)              -
                                                 ------------     -----------

 Net revenues                                      37,747,000               -
                                                 ------------     -----------

Expenses:
 Casino                                            34,000,000               -
 Rooms                                                613,000               -
 Food and beverage                                  3,032,000               -
 Other                                              1,303,000               -
 General and administrative                         4,484,000               -
 Preopening                                                 -         396,000
 Depreciation and amortization                      3,886,000           3,000
                                                 ------------     -----------

  Total expenses                                   47,318,000         399,000
                                                 ------------     -----------

Loss from operations                               (9,571,000)       (399,000)
                                                 ------------     -----------

Non-operating (expense) income:
 Interest income                                      292,000       2,085,000
 Interest expense, net of capitalized interest
   of $1,400,000 in 2000                           (6,069,000)     (3,801,000)
                                                 ------------     -----------

  Total non-operating expense                      (5,777,000)     (1,716,000)
                                                 ------------     -----------

Net loss                                         $(15,348,000)    $(2,115,000)
                                                 ============     ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three Months
                                                                   Ended March 31,
                                                            -----------------------------
                                                                 2001            2000
                                                            -------------    ------------
OPERATING ACTIVITIES:
 Net loss                                                   $ (15,348,000)   $ (2,115,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization, including
   accretion of discount                                        4,299,000        239,000
  Provision for doubtful accounts                                 109,000              -
  Increase in accounts receivable                              (1,595,000)             -
  Decrease in accounts payable and accrued liabilities         (8,656,000)      (821,000)
  Net change in intercompany balances                             354,000              -
  Net change in other current assets and liabilities            1,474,000        605,000
  Net change in other noncurrent assets and liabilities            37,000              -
                                                            -------------   ------------

 Net cash used in operating activities                        (19,326,000)    (2,092,000)
                                                            -------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (3,377,000)   (28,671,000)
 Investment in unconsolidated affiliate                           (96,000)             -
 Net change in cash restricted for construction project         9,530,000     14,151,000
                                                            -------------   ------------

 Net cash provided by (used in) investing activities            6,057,000    (14,520,000)
                                                            -------------   ------------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                    (601,000)             -
 Payments on capital lease obligation                          (2,500,000)             -
 Deferred financing costs                                               -     (1,426,000)
 Bank overdrafts                                                        -        557,000
 Partner distributions                                           (319,000)             -
                                                            -------------   ------------

 Net cash used in financing activities                         (3,420,000)      (869,000)
                                                            -------------   ------------

 Net decrease in cash and cash equivalents                    (16,689,000)   (17,481,000)

 Cash and cash equivalents at beginning of period              37,352,000     19,014,000
                                                            -------------   ------------

 Cash and cash equivalents at end of period                 $  20,663,000   $  1,533,000
                                                            =============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

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

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

remainder to be paid six months after the opening of the Shreveport Casino. The $2,499,000 remaining obligation with respect to the acquisition price was recorded by HCL in June 2000 upon the resolution of certain contingencies. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

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

   The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of March 31, 2001 and December 31, 2000, capital contributions amounting to $144,000 and $48,000, respectively, had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets.

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

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. HCS, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001, the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by HCS with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs are included in the accompanying consolidated statement of operations for the three month period ended March 31, 2001 as promotional allowances. The changes result only in a reclassification within the consolidated statement of operations and do not affect the consolidated loss from operations or net loss. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

(2)  Cash Restricted for Construction Project

     Cash restricted for construction project consisted of investments in governments securities which were to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 3) as required by the indenture for the First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)


(3)  Long-term Debt

     Long-term debt at March 31, 2001 and December 31, 2000 consists of the following:


                                                   March 31,    December 31,
                                                     2001           2000
                                                 ------------   ------------

    13% First Mortgage Notes, with contingent
      interest, due 2006 (a)                     $150,000,000   $150,000,000
    Note payable, net of discount of $44,000
      and $87,000, respectively (b)                 1,356,000      1,913,000
    Other                                              32,000         33,000
                                                 ------------   ------------

    Total indebtedness                            151,388,000    151,946,000

    Less-current maturities                        (1,362,000)    (1,919,000)
                                                 ------------   ------------

      Total long-term debt                       $150,026,000   $150,027,000
                                                 ============   ============

------------

(a) In August 1999, HCS and Shreveport Capital Corporation issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. No contingent interest was incurred during the three month period ended March 31, 2001. Accrued contingent interest amounted to $77,000 at both March 31, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in the net proceeds from the issue of the First Mortgage Notes; (2) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than up to $35,000,000 in assets secured by equipment financing; (3) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed; and
     (4) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS. The security interest does not include $2,499,000 held by HCL to fund its acquisition of Sodak (see Note 1).

     The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively. HCS may also redeem up to 35% of the First Mortgage Notes at a redemption

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

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

(b) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of QNOV's license to Shreveport (see Note 1); such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of March 31, 2001 are set forth below:

     2001 (nine months)    $  1,405,000
     2002                         6,000
     2003                         7,000
     2004                         8,000
     2005                         6,000
     Thereafte              150,000,000
                           ------------

                           $151,432,000
                           ============

(4)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 8.9%) over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 3).

     The $30,000,000 original cost of the assets acquired under the capital lease agreement is included in furniture and equipment on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. Amortization expense with respect to the assets amounted to $1,329,000 during the three month period ended March 31, 2001. Accumulated amortization at March 31, 2001 and December 31, 2000 with respect to these assets amounted to $1,501,000 and $172,000, respectively.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

     Future minimum lease payments under the capital lease obligation are as follows:


     2001 (nine months)                                $  9,169,000
     2002                                                11,447,000
     2003                                                10,556,000
                                                       ------------

     Total minimum lease payments                        31,172,000
     Less - amount representing interest                 (3,672,000)
                                                       ------------

     Present value of future minimum lease payments      27,500,000
     Current capital lease obligation                   (10,000,000)
                                                       ------------

     Long-term capital lease obligation                $ 17,500,000
                                                       ============

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $537,000 and $30,000, respectively, for the three month periods ended March 31, 2001 and 2000, including percentage rentals amounting to $394,000 during the 2001 period. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees were subject to an initial credit of $600,000, which was fully utilized during the three month period ended March 31, 2001. These additional charges amounted to $1,442,000 during the three month period ended March 31, 2001.

    HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2006. Total rental expense for such leases amounted to $641,000 and $4,000, respectively, for the three month periods ended March 31, 2001 and 2000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

     Future minimum lease payments as of March 31, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:


     2001 (nine months)            $  353,000
     2002                             472,000
     2003                             410,000
     2004                             236,000
     2005                             156,000
     Thereafter                         5,000
                                   ----------

                                   $1,632,000
                                   ==========


(5)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of
(1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $764,000 for the three month period ended March 31, 2001 and are included in general and administrative expenses on the accompanying consolidated statement of operations. Management fees payable of $920,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. Under the indenture governing the First Mortgage Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both March 31, 2001 and December 31, 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $55,000 during the three month period ended March 31, 2001. Unpaid charges of $65,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

     HCS also has a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 under the agreement during the three month period ended March 31, 2001. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

(6)  Commitments and Contingencies

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at March 31, 2001 or December 31, 2000.

     For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $382,000 during the three month period ended March 31, 2001. Unpaid distributions of $141,000 and $78,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at March 31, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

(7)  Supplemental Cash Flow Information

     HCS paid interest, net of amounts capitalized, totaling $10,544,000 and $7,888,000, respectively, during the three month periods ended March 31, 2001 and 2000. HCS paid no income taxes during either of the three month periods ended March 31, 2001 or 2000.

INDEPENDENT ACCOUNTANTS' REPORT



To HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






DELOITTE & TOUCHE LLP
Dallas, Texas
May 8, 2001

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS



                                                March 31,
                                                  2001       December 31,
                                               (Unaudited)       2000
                                              ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents                    $ 23,344,000   $ 39,956,000
 Accounts receivable, net of allowances
   of $199,000 and $90,000, respectively         2,337,000        876,000
 Inventories                                     2,063,000      1,826,000
 Interest receivable                                 7,000        234,000
 Prepaid expenses and other current assets       1,170,000      1,394,000
                                              ------------   ------------

    Total current assets                        28,921,000     44,286,000
                                              ------------   ------------

Property and Equipment:
 Land improvements                               1,665,000      1,619,000
 Buildings and improvements                    101,440,000     99,825,000
 Riverboat                                      44,915,000     44,520,000
 Furniture and equipment                        45,741,000     42,562,000
 Construction in progress                          762,000      2,621,000
                                              ------------   ------------

                                               194,523,000    191,147,000
 Less - accumulated depreciation                (4,394,000)      (508,000)
                                              ------------   ------------

                                               190,129,000    190,639,000
                                              ------------   ------------

Cash restricted for construction project                 -      9,530,000
                                              ------------   ------------

Other Assets:
 Deferred financing costs, net                   5,608,000      5,978,000
 Note receivable                                 1,000,000      1,000,000
 Other                                             679,000        584,000
                                              ------------   ------------

    Total other assets                           7,287,000      7,562,000
                                              ------------   ------------

                                              $226,337,000   $252,017,000
                                              ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS



                                                      March 31,
                                                        2001       December 31,
                                                     (Unaudited)       2000
                                                    ------------   ------------
Liabilities and Shareholder's Equity
Current Liabilities:
 Current maturities of long-term debt
     and capital lease obligations                  $ 11,362,000   $ 11,919,000
 Payable to Sodak Gaming, Inc.                         2,499,000      2,499,000
 Accounts payable                                     11,629,000     17,735,000
 Accrued liabilities -
   Salaries and wages                                  2,054,000      2,745,000
   Interest                                            3,341,000      8,229,000
   Gaming and other taxes                              2,234,000        128,000
   Insurance                                             286,000         86,000
   Other                                               1,438,000        662,000
 Due to affiliates                                     1,225,000        872,000
 Other current liabilities                             1,655,000        731,000
                                                    ------------   ------------

    Total current liabilities                         37,723,000     45,606,000
                                                    ------------   ------------

Long-Term Debt                                       150,026,000    150,027,000
                                                    ------------   ------------

Capital Lease Obligations                             17,500,000     20,000,000
                                                    ------------   ------------

Other Noncurrent Liabilities                             382,000         13,000
                                                    ------------   ------------

Commitments and Contingencies (Note 7)

Minority Interest (Note 7)                             2,141,000      2,078,000
                                                    ------------   ------------

Shareholder's Equity:
  Common stock, $1 par value per share, 1,000,000
   shares authorized, 1,000 shares issued and
   outstanding                                             1,000          1,000
  Additional paid-in capital                          57,725,000     57,725,000
  Accumulated deficit                                (39,161,000)   (23,433,000)
                                                    ------------   ------------

 Total shareholder's equity                           18,565,000     34,293,000
                                                    ------------   ------------

                                                    $226,337,000   $252,017,000
                                                    ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    HWCC-LOUISIANA, INC.  AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------     -----------
Revenues:
 Casino                                         $ 36,719,000     $         -
 Rooms                                             2,432,000               -
 Food and beverage                                 6,708,000               -
 Other                                             1,260,000               -
                                                ------------     -----------

                                                  47,119,000               -
 Less - promotional allowances                    (9,372,000)              -
                                                ------------     -----------

 Net revenues                                     37,747,000               -
                                                ------------     -----------

Expenses:
 Casino                                           34,000,000               -
 Rooms                                               613,000               -
 Food and beverage                                 3,032,000               -
 Other                                             1,303,000               -
 General and administrative                        4,537,000          72,000
 Preopening                                                -         396,000
 Depreciation and amortization                     3,886,000           3,000
                                                ------------     -----------

  Total expenses                                  47,371,000         471,000
                                                ------------     -----------

Loss from operations                              (9,624,000)       (471,000)
                                                ------------     -----------

Non-operating (expense) income:
 Interest income                                     347,000       2,136,000
 Interest expense, net of capitalized interest
   of $1,400,000 in 2000                          (6,069,000)     (3,801,000)
                                                ------------     -----------

  Total non-operating expense                     (5,722,000)     (1,665,000)
                                                ------------     -----------

Loss before taxes and other items                (15,346,000)     (2,136,000)
Income tax benefit                                         -               -
                                                ------------     -----------

Loss before other items                          (15,346,000)     (2,136,000)
Minority interest in Hollywood
 Casino Shreveport (Note 7)                         (382,000)              -
                                                ------------     -----------

Net loss                                        $(15,728,000)    $(2,136,000)
                                                ============     ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     Three Months
                                                                    Ended March 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                     $(15,728,000)  $ (2,136,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization, including accretion
   of discount                                                   4,299,000        220,000
  Minority interest in Hollywood Casino Shreveport                 382,000              -
  Loss on disposal of assets                                         1,000              -
  Provision for doubtful accounts                                  109,000              -
  Increase in accounts receivable                               (1,570,000)             -
  Decrease in accounts payable and accrued liabilities          (8,603,000)      (749,000)
  Net change in intercompany balances                              353,000       (172,000)
  Net change in other current assets and liabilities             1,471,000        805,000
  Net change in other noncurrent assets and liabilities             37,000              -
                                                              ------------   ------------

 Net cash used in operating activities                         (19,249,000)    (2,032,000)
                                                              ------------   ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment                            (3,377,000)   (28,700,000)
 Net change in cash restricted for construction project          9,530,000     14,151,000
 Investment in unconsolidated affiliate                            (96,000)             -
                                                              ------------   ------------

 Net cash provided by (used in) investing activities             6,057,000    (14,549,000)
                                                              ------------   ------------
FINANCING ACTIVITIES:
 Repayments of long-term debt                                     (601,000)             -
 Payments on capital lease obligation                           (2,500,000)             -
 Limited partner distributions                                    (319,000)             -
 Deferred financing costs                                                -     (1,426,000)
 Bank overdraft                                                          -        557,000
                                                              ------------   ------------

 Net cash used in financing activities                          (3,420,000)      (869,000)
                                                              ------------   ------------

 Net decrease in cash and cash equivalents                     (16,612,000)   (17,450,000)
 Cash and cash equivalents at beginning of period               39,956,000     21,580,000
                                                              ------------   ------------

 Cash and cash equivalents at end of period                   $ 23,344,000   $  4,130,000
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

     When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV's former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

interest due 2006 (the "First Mortgage Notes") (see Note 3). HCL has treated this $5,000,000 as part of the cost of acquiring their interest in HCS and has included the cost in property and equipment on the accompanying consolidated balance sheets.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 7). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest.

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

     The accompanying consolidated financial statements also include the accounts of HCS-Golf Course, LLC ("Golf"), a wholly owned subsidiary of HCS. Golf was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of March 31, 2001 and December 31, 2000, respectively, capital contributions amounting to $144,000 and $48,000 have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

     HCS estimates that a significant amount of the Shreveport Casino's revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCL as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. HCS, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001, the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by HCS with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs are included in the accompanying consolidated statement of operations for the three month period ended March 31, 2001 as promotional allowances. The changes result only in a reclassification within the consolidated statement of operations and do not affect the consolidated loss from operations or net loss. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

(2)  Cash Restricted for Construction Project

     Cash restricted for construction project consisted of investments in government securities which were to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 3) as required by the indenture for the First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(3)  Long-term Debt

     Long-term debt at March 31, 2001 and December 31, 2000 consists of the following:

                                                   March 31,    December 31,
                                                     2001           2000
                                                 ------------   ------------
    13% First Mortgage Notes, with contingent
       interest, due 2006 (a)                    $150,000,000   $150,000,000
    Note payable, net of discount of $44,000
      and $87,000, respectively (b)                 1,356,000      1,913,000
    Other                                              32,000         33,000
                                                 ------------   ------------

    Total indebtedness                            151,388,000    151,946,000

    Less-current maturities                        (1,362,000)    (1,919,000)
                                                 ------------   ------------

      Total long-term debt                       $150,026,000   $150,027,000
                                                 ============   ============

-----------------
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. No contingent interest was incurred during the three month period ended March 31, 2001. Accrued contingent interest amounted to $77,000 at both March 31, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in the net proceeds from the issue of the First Mortgage Notes; (2) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than up to $35,000,000 in assets secured by equipment financing; (3) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed and
     (4) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS. The security interest does not include $2,499,000 held by HCL to fund its acquisition of Sodak (see Note 1).

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

(b) The partners of HCS agreed that HCS would contingently reimburse one of QNOV's partners for $2,000,000 it paid in connection with the relocation of QNOV's license to Shreveport (see Note 1); such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of March 31, 2001 are set forth below:


     2001 (nine months)              $  1,405,000
     2002                                   6,000
     2003                                   7,000
     2004                                   8,000
     2005                                   6,000
     Thereafter                       150,000,000
                                     ------------

                                     $151,432,000
                                     ============

(4)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4% (currently 8.9%) over a three year period to fully amortize the obligation. The lease is treated as a capital lease for financial reporting purposes. Borrowings under the lease are collateralized by the furniture, fixture and equipment purchased. The lease agreement contains certain covenants substantially similar to those included in the indenture for the First Mortgage Notes (see Note 3).

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     The $30,000,000 original cost of the assets acquired under the capital lease agreement is included in furniture and equipment on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. Amortization expense with respect to the assets amounted to $1,329,000 during the three month period ended March 31, 2001. Accumulated amortization at March 31, 2001 and December 31, 2000 with respect to these assets amounted to $1,501,000 and $172,000, respectively.

     Future minimum lease payments under the capital lease obligation are as follows:

     2001 (nine months)                                $  9,169,000
     2002                                                11,447,000
     2003                                                10,556,000
                                                       ------------

     Total minimum lease payments                        31,172,000
     Less - amount representing interest                 (3,672,000)
                                                       ------------

     Present value of future minimum lease payments      27,500,000
     Current capital lease obligation                   (10,000,000)
                                                       ------------

     Long-term capital lease obligation                $ 17,500,000
                                                       ============


     Operating Leases -

     In May 1999, HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $537,000 and $30,000, respectively, for the three month periods ended March 31, 2001 and 2000, including percentage rentals amounting to $394,000 during the 2001 period. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees were subject to an initial credit of $600,000, which was fully utilized during the three month period ended March 31, 2001. These additional charges amounted to $1,442,000 during the three months period ended March 31, 2001.

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2006. Total rental expense for such leases amounted to $641,000 and $4,000, respectively, for the three month periods ended March 31, 2001 and 2000.

     Future minimum lease payments as of March 31, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:


     2001 (nine months)                                           $  353,000
     2002                                                            472,000
     2003                                                            410,000
     2004                                                            236,000
     2005                                                            156,000
     Thereafter                                                        5,000
                                                                  ----------

                                                                  $1,632,000
                                                                  ==========

(5)  Income Taxes

     HCL's benefit for income taxes consists of the following:

                                                     Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                       2001        2000
                                                   -----------   ---------

Deferred benefit:
 Federal                                           $ 5,050,000   $ 628,000
 State                                               1,251,000     146,000
Change in valuation allowance                       (6,301,000)   (774,000)
                                                   -----------   ---------

                                                   $         -   $       -
                                                   ===========   =========


     HCL is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCL and HCC, HCL's benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes for either of the three month periods ended March 31, 2001 or 2000.

     At March 31, 2001, HCL has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $33,250,000 which do not begin to expire until the year 2012. Statement

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

(6)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of
(1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $764,000 for the three month period ended March 31, 2001 and are included in general and administrative expenses on the accompanying consolidated statement of operations. Management fees payable of $920,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000. Under the indenture governing the First Mortgage Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both March 31, 2001 and December 31, 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $55,000 during the three month period ended March 31, 2001. Unpaid charges of $65,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     HCS also has a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 under the agreement during the three month period ended March 31, 2001. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

(7)  Commitments and Contingencies

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at March 31, 2001 or December 31, 2000.

     HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both March 31, 2001 and December 31, 2000. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principal on the loan is due to be repaid on December 20, 2010.

     Paddlewheels was also given credit for an additional $1,000,000 capital contribution at the time construction financing was obtained and the $5,000,000 liability described in Note 1 was paid. Such credit was in recognition of guarantees provided by an affiliate of Paddlewheels necessary to obtain LGCB approval for the Shreveport Casino. The additional $1,000,000 credit to Paddlewheels's capital account resulted in an additional $1,000,000 minority interest and has been treated as an additional project cost.

     For so long as it remains a joint venture partner in HCS, Paddlewheels will also receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statement of operations for the three month period ended March 31, 2001. Such interest amounted to $382,000 during the three month period ended March 31, 2001. Allocations earned, but not paid amounting to $141,000 and $78,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at March 31, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

(8)  Supplemental Cash Flow Information

     HCL paid interest, net of amounts capitalized, totaling $10,544,000 and $7,888,000, respectively, during the three month periods ended March 31, 2001 and 2000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

     HCL has had no significant operating activities other than certain costs incurred in developing the Shreveport Casino. Accordingly, management's discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries are separately noted where significant.

Results of Operations
---------------------

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Due to the lack of historical operating activities, the presentation and discussion which follow will be based on the percentages of departmental revenues to total revenues observed during the first quarter of 2001 and during the period from opening (December 20, 2000) through December 31, 2000 and on departmental expenses as a percentage of the associated revenues for the same periods. Such departmental operating results are summarized in the following table:

                                     Three Months Ended          Period from Opening
                                       March 31, 2001         through December 31, 2000
                                 ------------------------     -------------------------
Departmental Revenues:
   Casino                        $36,719,000         97.3%    $ 7,194,000          92.8%
   Rooms                           2,432,000          6.4         302,000           3.9
   Food and beverage               6,708,000         17.8       1,330,000          17.2
   Other                           1,260,000          3.3          74,000            .9
   Promotional allowances         (9,372,000)       (24.8)     (1,146,000)        (14.8)
                                 -----------   ----------     -----------    ----------

   Net revenues                   37,747,000        100.0       7,754,000         100.0
                                 -----------   ----------     -----------    ----------

Departmental Expenses:
   Casino                         34,000,000         92.6%      5,193,000          72.2%
   Rooms                             613,000         25.2          88,000          29.1
   Food and beverage               3,032,000         45.2         413,000          31.1
   Other                           1,303,000        103.4         143,000         193.2
                                 -----------                  -----------

   Total departmental expenses    38,948,000                    5,837,000
                                 -----------                  -----------

Departmental (loss) profit       $(1,201,000)                 $ 1,917,000
                                 ===========                  ===========

Departmental (loss) profit margin       (3.2%)                       24.7%

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. Casino revenues for the market grew by only 18.8% as the market began to absorb the incremental gaming capacity. The revenue growth realized in the market also reflects heavy promotional activity associated with the opening of the Shreveport Casino; accordingly, management believes that the real market growth was somewhat less than 18.8%. In addition, management believes the current economic slowdown and higher gasoline prices negatively affected the Shreveport market in the first quarter of 2001.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Delays in construction of the casino resulted in a severe reduction in the time available for final preparations to open the facility and training of personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. Since implementing its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in both February and March compared to the prior month periods.

     Based on the experience of other area casinos, seasonality in the Shreveport gaming market results in significantly less gaming revenues being reported during the month of April than during the month of March and somewhat less than during the month of February. Based on preliminary results, the Shreveport Casino expects to report gaming revenues for the month of April that are less than March, but in excess of February.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $450 million during the first quarter of 2001 and $83.3 million during the 2000 period subsequent to opening.

     Revenues

     Casino revenues totaled $36.7 million during the first quarter of 2001 and $7.2 million during the 2000 period after opening of which slot machine and table game revenues accounted for 71.7% and 28.3%, respectively, during the 2001 period and 81.3% and 18.7%, respectively, during the 2000 post-opening period. Because the Shreveport Casino was only open for 12 days during 2000, the mix between slot machine and table game revenues is not necessarily indicative of future operations. Accordingly, management believes that the relative revenues generated from slot machines and table games during the

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

first quarter of 2001 are more representative of ongoing revenues, subject to various uncontrollable factors, including chance.

     Rooms revenues amounted to $2.4 million during the three month period ended March 31, 2001 with a hotel occupancy rate of 75.7% and an average daily rate of $98 compared with room revenues of $302,000 during the 2000 post-opening period with a hotel occupancy rate of 71.4% and an average daily rate of $108.

     Food and beverage and other revenues amounted to $6.7 million and $1.3 million, respectively, during the 2001 period and $1.3 million and $74,000, respectively, in the 2000 period after opening.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Such allowances increased as a percent of revenues to 24.8% during the 2001 period from 14.8% during the brief 2000 period of operations. Promotional allowances representing the value of free goods and services declined slightly as a percentage of the associated revenues during the first quarter of 2001; however, cash incentive programs and the cost of customer loyalty programs increased significantly as the Shreveport Casino implemented its marketing programs and developed its customer base through its players' card program.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first quarter of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. In addition, a significant portion of other departmental expenses during 2000 were related to opening day activities. As cost savings initiatives implemented by management are completed and the volume of business grows, management anticipates that departmental expenses, as a percentage of the associated revenues, should decline in future periods.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax been in effect during the first quarter of 2001, the Shreveport Casino's operating expenses would have increased by $1.2 million.

     General and Administrative

     The Shreveport Casino incurred general and administrative expenses of $4.5 million during the 2001 first quarter period. Such expenses included $764,000 in management fees incurred to a subsidiary

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of HCC. The Shreveport Casino incurred no general and administrative expenses during the 2000 first quarter period. Prior to opening, administrative personnel and their associated expenses were included in preopening costs. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, amounted to $53,000 and $72,000, respectively, during the three month periods ended March 31, 2001 and 2000.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $3.9 million during the 2001 period from $3,000 during the prior year period. The increase results from substantially all of the Shreveport Casino's fixed assets being placed in service in December 2000.

     Preopening Costs

     Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $396,000 during the first quarter of 2000.

     Interest Income

     Interest income at HCS decreased 86% during the first quarter of 2001 compared to the prior year period as unexpended cash proceeds of HCS's debt issue on August 10, 1999 (see "Liquidity and Capital Resources - Financing Activities") were spent in connection with the construction of the Shreveport Casino. HCL earned additional interest income of $55,000 and $51,000 during the three month periods ended March 31, 2001 and 2000, respectively.

     Interest Expense

     Interest expense increased by $2.3 million (59.7%) during the three month period ended March 31, 2001 compared to the prior year period due primarily to the increase in HCS's long-term indebtedness from the financing of $30 million in leased assets and from the cessation of interest capitalization due to the substantial completion of the Shreveport Casino in December 2000. Interest capitalized on the First Mortgage Notes during the first quarter of 2000 amounted to $1.4 million. Interest expense also includes the amortization of deferred financing costs incurred in connection with the debt offering and lease financing. Such amortization amounted to $370,000 and $191,000, respectively, during the three month periods ended March 31, 2001 and 2000. No contingent interest was incurred with respect to the First Mortgage Notes during the first quarter 2001 period.

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

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCL's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues" , as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $382,000 during the first quarter of 2001 and is reflected as a reduction in arriving at net income on the accompanying consolidated statement of operations of HCL.

Other Items
-----------

     Inflation

     Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     Market Risk

     HCS's only financing arrangement that is subject to fluctuating market interest rates is its $30 million capital lease agreement for furniture, fixtures and equipment. Interest under the agreement is variable and is reset quarterly. The rate of interest on borrowings is LIBOR plus 4% (currently 8.9%). Accordingly, based on the remaining scheduled payments under the capital lease agreement, an increase in the underlying base rate of 1% would increase interest expense by $413,000 during the remainder of the lease term through December 2003. Management believes that all other market risks are immaterial. The furniture, fixture and equipment financing was entered into for non-trading purposes as a source of funding for the Shreveport Casino and management believes that this financing has no other material market risks other than interest rate risk. Such interest rate risk is beyond management's control; however, the resulting obligation could be prepaid should increases in the underlying interest rate result in an excessive financing cost to HCS.

     The First Mortgage Notes issued to finance construction of the Shreveport Casino include interest at the rate of 13% payable semiannually as well as contingent interest effective with the Shreveport Casino's opening. The contingent interest is equal to 5% of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33%. This maximum would

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assume that the annual consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the First Mortgage Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by the cash flows of HCS and can only be paid if certain coverage ratios are met, HCS's liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

     Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities of approximately $5.9 million.

     Seasonality

     The Shreveport Casino has yet to establish an operating history. Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the third fiscal quarter. In addition, the Shreveport Casino's operations may fluctuate significantly due to a number of factors, including adverse weather conditions and chance. Such seasonality and fluctuations may materially affect HCL and HCS's casino revenues and overall profitability. Accordingly, the results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     The Shreveport Casino experienced negative cash flow from operations during the first quarter of 2001 amounting to $19.3 million. Available cash was sufficient to make up the shortfall and meet the Shreveport Casino's operating cash needs as well as to make required principal payments under debt obligations ($601,000) and capital leases ($2.5 million), pay for property additions of $3.4 million and pay distributions amounting to $319,000 to its partners with respect to their obligations to make distributions to Paddlewheels for their "complex net revenue" interest (see below).

     The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino's net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $764,000 during the 2001 first quarter period. Under the indenture governing the First Mortgage Notes, management fees are subordinated to all payments under the First Mortgage Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     HCS I, Inc. and HCS II, Inc. have assumed an obligation of HCL to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's "complex net revenues" in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $382,000 and incurred marine services fees of $90,000 under these agreements during the 2001 first quarter period.

     Financing Activities

     HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide $230 million of the costs needed to develop, construct, equip and open the Shreveport Casino. Such project costs included financing costs ($7.3 million) and the $5 million payment made in August 1999 to the City of New Orleans with respect to moving QNOV's license to Shreveport. The funds provided by these sources also provided a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. In addition, HCC made a cash capital contribution of $5.9 million in December 2000 to meet liquidity requirements.

     Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

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

     HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $537,000 during the three month period ended March 31, 2001, including percentage rentals amounting to $394,000. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. The payments in lieu of admission fees were subject to an initial credit of $600,000, which was fully utilized during the three month period ended March 31, 2001. These additional charges amounted to $1.4 million during the 2001 first quarter period.

     HCS agreed to contingently reimburse one of QNOV's partners $2 million. The reimbursement is being paid in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2 million liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the First Mortgage Notes.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino.

     As of March 31, 2001, HCS's scheduled maturities of long-term debt and payments under capital leases during the remainder of 2001 are approximately $1.4 million and $9.2 million, respectively. In addition to such obligations, HCL has a note payable in the amount of approximately $2.5 million due in June 2001 with respect to its acquisition of Sodak's interest in the Shreveport Casino as described in the preceding paragraph.

     During November 2000, HCS entered into bank revolving credit facilities of $2 million for working capital needs and $4 million to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year and advances under both facilities accrue interest at the Wall Street Journal Prime Rate plus 2%. The agreements contain certain reporting requirements and advances are subject to specified collateral agreements. No amounts were outstanding under the credit facilities at March 31, 2001.

     Capital Expenditures and Other Investing Activities

     Capital expenditures at the Shreveport Casino during the first quarter of 2001 amounted to $3.4 million, primarily for the completion of certain hotel suites and a health spa facility. Management anticipates spending $3 million during the remainder of 2001 toward the Shreveport Casino's ongoing program of capital improvements.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course through the first quarter of 2001 amounted to $144,000; contributions expected to be made during the remainder of 2001 are approximately $2.5 million.

     Conclusion -

     Management believes that cash flow from operations together with potential additional equity contributions from HCL and potential additional borrowings will be sufficient to meet HCS's liquidity and capital resource needs for the next 24 months. Pursuant to the terms of its indenture under existing debt obligations, HCC may make additional capital contributions to HCL of up to $8.6 million. Any such contributions made to HCL would, in turn, be available to HCS. Management may also seek additional working capital or other loans as permitted under the indenture governing the First Mortgage Notes. Any such issue of debt would likely rank equal in right of payment to the First Mortgage Notes.

PART II:  OTHER INFORMATION
---------------------------

Item 6. - Exhibits and Reports on Form 8-K

     The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOLLYWOOD CASINO SHREVEPORT
                                 SHREVEPORT CAPITAL CORPORATION
                                 By: HCS I, Inc.

Date:    May 14, 2001            By:   /s/  Paul C. Yates
      ------------------             -------------------------------------------
                                            Paul C. Yates
                                     Executive Vice President, Chief Financial
                                     Officer, Treasurer and Assistant Secretary


                                               HWCC-LOUISIANA, INC.

Date:    May 14, 2001            By:   /s/  Paul C. Yates
      ------------------             -------------------------------------------
                                            Paul C. Yates
                                     Executive Vice President, Chief Financial
                                     Officer, Treasurer and Assistant Secretary