Form 10-Q
period 2001-06-30
HOLLYWOOD CASINO SHREVEPORT; HWCC LOUISIANA INC; SHREVEPORT CAPITAL CORP
filed 2001-08-10
CIK 1096352, 1096354, 1096353

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
                                 ----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to ____________________

Commission file number       333-88679
                       ---------------------


                          HOLLYWOOD CASINO SHREVEPORT
                        SHREVEPORT CAPITAL CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

             Louisiana                                      72-1225563
             Louisiana                                      75-2830167
-----------------------------------------    -----------------------------------
(States or other jurisdictions of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.'s)

         451 Clyde Fant Parkway
         Shreveport, Louisiana                               71135
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                   (Zip Code)


(Registrants' telephone number, including area code)         (318) 220-0711
                                                      --------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X    No
                                                         ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Registrant                               Class                    Outstanding at August 9, 2001
--------------------------------        ----------------------------         -----------------------------
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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,454 slot machines and 66 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001.
The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

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

     Equity contributions from HCL and Paddlewheels provided the initial $50,000,000 of funds necessary to construct the Shreveport Casino. During August 1999, HCS successfully completed the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") due 2006. These sources of funds, together with $30,000,000 of furniture, fixture and equipment financing, provided the initial funding for the project.

     The principal executive offices of HCS and Shreveport Capital are located at 451 Clyde Fant Parkway, Shreveport, Louisiana 71135, telephone (318) 220-0711. The principal executive offices of HCL are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

     The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of June 30, 2001, the results of their operations for the three and six month periods ended June 30, 2001 and 2000 and their cash flows for the six month periods ended June 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital's 2000 Annual Report on Form 10-K.

     It is likely that the Shreveport Casino will experience seasonality. Consequently, the results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT



To Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Partnership's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 3, 2001

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 June 30,
                                                   2001       December 31,
                                               (Unaudited)        2000
                                              ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents                    $ 34,026,000   $ 37,352,000
 Accounts receivable, net of allowances
   of $632,000 and $90,000, respectively         1,515,000        851,000
 Inventories                                     2,121,000      1,826,000
 Interest receivable                                     -        231,000
 Prepaid expenses and other current assets         906,000      1,394,000
                                              ------------   ------------

    Total current assets                        38,568,000     41,654,000
                                              ------------   ------------

Property and Equipment:
 Land improvements                               1,665,000      1,619,000
 Buildings and improvements                     95,829,000     93,825,000
 Riverboat                                      44,934,000     44,520,000
 Furniture and equipment                        46,848,000     42,561,000
 Construction in progress                          762,000      2,621,000
                                              ------------   ------------

                                               190,038,000    185,146,000
 Less - accumulated depreciation                (8,399,000)      (508,000)
                                              ------------   ------------

                                               181,639,000    184,638,000
                                              ------------   ------------

Cash restricted for construction project                 -      9,530,000
                                              ------------   ------------

Other Assets:
 Deferred financing costs, net                   5,631,000      5,978,000
 Other                                             729,000        584,000
                                              ------------   ------------

    Total other assets                           6,360,000      6,562,000
                                              ------------   ------------

                                              $226,567,000   $242,384,000
                                              ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             June 30,
                                               2001     December 31,
                                           (Unaudited)      2000
                                          ------------  ------------
Liabilities and Partners' Capital
Current Liabilities:
 Current maturities of long-term debt
    and capital lease obligations         $    791,000  $ 11,919,000
 Accounts payable                            7,914,000    17,720,000
 Accrued liabilities -
  Salaries and wages                         3,062,000     2,745,000
  Interest                                   8,428,000     8,229,000
  Gaming and other taxes                     3,044,000       128,000
  Insurance                                  1,318,000        86,000
  Other                                      2,281,000       662,000
 Due to affiliates                           2,168,000       950,000
 Other current liabilities                   1,260,000       731,000
                                          ------------  ------------

   Total current liabilities                30,266,000    43,170,000
                                          ------------  ------------

Long-Term Debt                             190,187,000   150,027,000
                                          ------------  ------------

Capital Lease Obligations                            -    20,000,000
                                          ------------  ------------

Other Noncurrent Liabilities                    86,000        13,000
                                          ------------  ------------

Commitments and Contingencies (Note 6)

Partners' Capital                            6,028,000    29,174,000
                                          ------------  ------------

                                          $226,567,000  $242,384,000
                                          ============  ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Three Months Ended June 30,
                                                           --------------------------
                                                               2001           2000
                                                           ------------   -----------
Revenues:
 Casino                                                    $ 37,927,000   $         -
 Rooms                                                        2,737,000             -
 Food and beverage                                            6,748,000             -
 Other                                                          880,000             -
                                                           ------------   -----------

                                                             48,292,000             -
 Less - promotional allowances                              (12,300,000)            -
                                                           ------------   -----------

 Net revenues                                                35,992,000             -
                                                           ------------   -----------

Expenses:
 Casino                                                      30,399,000             -
 Rooms                                                          421,000             -
 Food and beverage                                            1,924,000             -
 Other                                                        1,167,000             -
 General and administrative                                   6,899,000             -
 Preopening                                                           -     1,012,000
 Depreciation and amortization                                4,005,000         3,000
                                                           ------------   -----------

  Total expenses                                             44,815,000     1,015,000
                                                           ------------   -----------

Loss from operations                                         (8,823,000)   (1,015,000)
                                                           ------------   -----------

Non-operating (expense) income:
 Interest income                                                107,000     1,727,000
 Interest expense, net of capitalized interest
   of $2,418,000 in 2000                                     (6,078,000)   (2,830,000)
                                                           ------------   -----------

  Total non-operating expense                                (5,971,000)   (1,103,000)
                                                           ------------   -----------

Loss before extraordinary item                              (14,794,000)   (2,118,000)
Extraordinary item-loss on early extinguishment of debt        (843,000)            -
                                                           ------------   -----------

Net loss                                                   $(15,637,000)  $(2,118,000)
                                                           ============   ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Six Months Ended June 30,
                                                           -------------------------
                                                                2001          2000
                                                           ------------   -----------
Revenues:
 Casino                                                    $ 74,646,000   $         -
 Rooms                                                        5,169,000             -
 Food and beverage                                           13,456,000             -
 Other                                                        2,140,000             -
                                                           ------------   -----------

                                                             95,411,000             -
 Less - promotional allowances                              (21,672,000)            -
                                                           ------------   -----------

 Net revenues                                                73,739,000             -
                                                           ------------   -----------

Expenses:
 Casino                                                      64,399,000             -
 Rooms                                                        1,034,000             -
 Food and beverage                                            4,956,000             -
 Other                                                        2,470,000             -
 General and administrative                                  11,383,000             -
 Preopening                                                           -     1,408,000
 Depreciation and amortization                                7,891,000         6,000
                                                           ------------   -----------

  Total expenses                                             92,133,000     1,414,000
                                                           ------------   -----------

Loss from operations                                        (18,394,000)   (1,414,000)
                                                           ------------   -----------

Non-operating (expense) income:
 Interest income                                                399,000     3,812,000
 Interest expense, net of capitalized interest
   of $3,818,000 in 2000                                    (12,147,000)   (6,631,000)
                                                           ------------   -----------

  Total non-operating expense                               (11,748,000)   (2,819,000)
                                                           ------------   -----------

Loss before extraordinary item                              (30,142,000)   (4,233,000)
Extraordinary item-loss on early extinguishment of debt        (843,000)            -
                                                           ------------   -----------

Net loss                                                   $(30,985,000)  $(4,233,000)
                                                           ============   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended June 30,
                                                            ----------------------------
                                                                2001          2000
                                                            -------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                    $(30,985,000)  $ (4,233,000)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
  Depreciation and amortization, including
   accretion of discount and amortization of premium            8,718,000        490,000
  Extraordinary item                                              843,000              -
  Provision for doubtful accounts                                 542,000              -
  Increase in accounts receivable                              (1,206,000)             -
  (Decrease) increase in accounts payable and
   accrued liabilities                                         (3,523,000)     6,814,000
  Net change in intercompany balances                           1,172,000              -
  Net change in other current assets and liabilities              953,000        620,000
  Net change in other noncurrent assets and liabilities            74,000              -
                                                            -------------   ------------

 Net cash (used in) provided by operating activities          (23,412,000)     3,691,000
                                                            -------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (4,892,000)   (65,109,000)
 Investment in unconsolidated affiliate                          (146,000)             -
 Net change in cash restricted for construction project         9,530,000     46,032,000
                                                            -------------   ------------

 Net cash provided by (used in) investing activities            4,492,000    (19,077,000)
                                                            -------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      40,170,000              -
 Capital contributions                                          8,675,000              -
 Repayments of long-term debt                                  (1,203,000)             -
 Payments on capital lease obligation                         (30,000,000)             -
 Deferred financing costs                                      (1,258,000)    (1,849,000)
 Bank overdrafts                                                        -      1,077,000
 Partner distributions                                           (790,000)      (289,000)
                                                            -------------   ------------

 Net cash provided by (used in) financing activities           15,594,000     (1,061,000)
                                                            -------------   ------------

 Net decrease in cash and cash equivalents                     (3,326,000)   (16,447,000)

 Cash and cash equivalents at beginning of period              37,352,000     19,014,000
                                                            -------------   ------------

 Cash and cash equivalents at end of period                 $  34,026,000   $  2,567,000
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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,454 slot machines and 66 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party lessee (see Note 6).

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)


remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

     Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino (see Note 3), HCL contributed an additional $43,700,000 to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1,000,000 to Paddlewheels which Paddlewheels contributed to HCS. HCL made additional capital contributions to HCS through HCS I, Inc. and HCS II, Inc. of $8,675,000 in May 2001 and $5,900,000 in December 2000. Capital contributions from HCC, HCL's parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

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

     The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is
accounted for under the equity method.   As of June 30, 2001 and December 31,
2000, capital contributions amounting to $194,000 and $48,000, respectively, had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets.

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

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

     The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. HCS, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001, the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by HCS with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs are included in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2001 as promotional allowances. The changes result only in a reclassification within the consolidated statements of operations and do not affect the consolidated loss from operations or net loss. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCS is currently evaluating the impact of the adoption of SFAS 142; however, it does not expect the adoption to have a material effect on its consolidated financial statements.

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

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

(3)  Long-term Debt

     Long-term debt at June 30, 2001 and December 31, 2000 consists of the following:

                                                    June 30,     December 31,
                                                      2001           2000
                                                  ------------   ------------

    13% First Mortgage Notes, with contingent
      interest, due 2006 (a)                      $150,000,000   $150,000,000
    13% Senior Secured Notes, with contingent
      interest, due 2006, including premium of
     $1,163,000 (b)                                 40,163,000              -
    Note payable, net of discount of $15,000
      and $87,000, respectively (c)                    785,000      1,913,000
    Other                                               30,000         33,000
                                                  ------------   ------------

    Total indebtedness                             190,978,000    151,946,000

    Less-current maturities                           (791,000)    (1,919,000)
                                                  ------------   ------------

      Total long-term debt                        $190,187,000   $150,027,000
                                                  ============   ============
--------------------

(a) In August 1999, HCS and Shreveport Capital Corporation issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. No contingent interest was incurred during either of the three or six month periods ended June 30, 2001. Accrued contingent interest amounted to $77,000 at both June 30, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the Senior Secured Notes (see 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

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

(b) In June 2001, HCS and Shreveport Capital Corporation issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. No contingent interest was incurred during either of the three or six month periods ended June 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations (see Note 4) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (see 3(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

     The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 3(a)).

(c) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of QNOV's license to Shreveport (see Note 1); such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

     Scheduled payments of long-term debt as of June 30, 2001 are set forth below:

    2001 (six months)    $    803,000
    2002                        6,000
    2003                        7,000
    2004                        8,000
    2005                        6,000
    Thereafter            189,000,000
                         ------------
                         $189,830,000
                         ============
(4)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in twelve equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 3(b)).

     The $30,000,000 original cost of the assets acquired under the capital lease agreement was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Amortization expense with respect to the assets amounted to $1,108,000 and $2,438,000, respectively, during the second quarter and year to date periods through the termination date of the capital lease obligation (June 15, 2001). Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

the lease agreement. Ground lease rentals amounted to $486,000 and $30,000, respectively, for the three month periods ended June 30, 2001 and 2000 and $1,023,000 and $60,000, respectively, for the six month periods ended June 30, 2001 and 2000. Such amounts for 2001 include percentage rentals of $343,000 and $737,000, respectively, for the three and six month periods ended June 30, 2001. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,452,000 and $2,894,000, respectively, during the three and six month periods ended June 30, 2001.

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2006. Total rental expense for such leases amounted to $762,000 and $31,000, respectively, for the three month periods ended June 30, 2001 and 2000 and $1,403,000 and $35,000, respectively, for the six month periods ended June 30, 2001 and 2000.

     Future minimum lease payments as of June 30, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

     2001 (six months)                   $  247,000
     2002                                   493,000
     2003                                   432,000
     2004                                   257,000
     2005                                   167,000
     Thereafter                               5,000
                                           --------

                                         $1,601,000
                                         ==========

(5)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services.
The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $709,000 and $1,473,000, respectively, for the three and six month periods ended June 30, 2001 and are included in

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable of $1,629,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both June 30, 2001 and December 31, 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $126,000 and $181,000, respectively, during the three and six month periods ended June 30, 2001. Unpaid charges of $194,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

     HCS also has a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 and $180,000, respectively, under the agreement during the three and six month periods ended June 30, 2001. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

(6)  Commitments and Contingencies

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities were available for a period of one year. No amounts were borrowed under the credit facilities and they were canceled during June 2001.

   For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interests amounted to $355,000 and $737,000, respectively, during the three and six month periods ended June 30, 2001. Unpaid distributions of $124,000 and $78,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

   HCS has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities

                   HOLLY CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at June 30, 2001 or December 31, 2000 as the underlying construction work has not yet begun. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and executive officer of HCC hold directly or indirectly a 22.5% interest.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at June 30, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

(7)  Supplemental Cash Flow Information

     HCS paid interest, net of amounts capitalized, totaling $11,121,000 and $5,470,000, respectively, during the six month periods ended June 30, 2001 and 2000. HCS paid no income taxes during either of the six month periods ended June 30, 2001 or 2000.

INDEPENDENT ACCOUNTANTS' REPORT



To HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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






DELOITTE & TOUCHE LLP
Dallas, Texas
August 3, 2001

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                                June 30,
                                                  2001       December 31,
                                               (Unaudited)       2000
                                              ------------   ------------
Assets
Current Assets:
 Cash and cash equivalents                    $ 34,140,000   $ 39,956,000
 Accounts receivable, net of allowances
   of $632,000 and $90,000, respectively         1,515,000        876,000
 Inventories                                     2,121,000      1,826,000
 Interest receivable                                 6,000        234,000
 Prepaid expenses and other current assets       1,426,000      1,394,000
                                              ------------   ------------

    Total current assets                        39,208,000     44,286,000
                                              ------------   ------------

Property and Equipment:
 Land improvements                               1,665,000      1,619,000
 Buildings and improvements                    101,829,000     99,825,000
 Riverboat                                      44,934,000     44,520,000
 Furniture and equipment                        46,848,000     42,562,000
 Construction in progress                          762,000      2,621,000
                                              ------------   ------------

                                               196,038,000    191,147,000
 Less - accumulated depreciation                (8,399,000)      (508,000)
                                              ------------   ------------

                                               187,639,000    190,639,000
                                              ------------   ------------

Cash restricted for construction project                 -      9,530,000
                                              ------------   ------------

Other Assets:
 Deferred financing costs, net                   5,631,000      5,978,000
 Note receivable                                 1,000,000      1,000,000
 Other                                             729,000        584,000
                                              ------------   ------------

    Total other assets                           7,360,000      7,562,000
                                              ------------   ------------

                                              $234,207,000   $252,017,000
                                              ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,
                                                         2001      December 31,
                                                     (Unaudited)       2000
                                                    ------------   ------------
Liabilities and Shareholder's Equity
Current Liabilities:
 Current maturities of long-term debt
     and capital lease obligations                  $    791,000   $ 11,919,000
 Payable to Sodak Gaming, Inc.                                 -      2,499,000
   Accounts payable                                    7,929,000     17,735,000
 Accrued liabilities -
   Salaries and wages                                  3,062,000      2,745,000
   Interest                                            8,428,000      8,229,000
   Gaming and other taxes                              3,044,000        128,000
   Insurance                                           1,318,000         86,000
   Other                                               2,281,000        662,000
 Due to affiliates                                     2,044,000        872,000
 Other current liabilities                             1,260,000        731,000
                                                    ------------   ------------

    Total current liabilities                         30,157,000     45,606,000
                                                    ------------   ------------

Long-Term Debt                                       190,187,000    150,027,000
                                                    ------------   ------------

Capital Lease Obligations                                      -     20,000,000
                                                    ------------   ------------

Other Noncurrent Liabilities                             501,000         13,000
                                                    ------------   ------------

Commitments and Contingencies (Note 7)

Minority Interest (Note 7)                             2,124,000      2,078,000
                                                    ------------   ------------

Shareholder's Equity:
  Common stock, $1 par value per share, 1,000,000
   shares authorized, 1,000 shares issued and
   outstanding                                             1,000          1,000
  Additional paid-in capital                          66,400,000     57,725,000
  Accumulated deficit                                (55,163,000)   (23,433,000)
                                                    ------------   ------------

 Total shareholder's equity                           11,238,000     34,293,000
                                                    ------------   ------------

                                                    $234,207,000   $252,017,000
                                                    ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended June 30,
                                                             ---------------------------
                                                                  2001          2000
                                                             ------------   ------------
Revenues:
 Casino                                                      $ 37,927,000   $         -
 Rooms                                                          2,737,000             -
 Food and beverage                                              6,748,000             -
 Other                                                            880,000             -
                                                             ------------   -----------

                                                               48,292,000             -
 Less - promotional allowances                                (12,300,000)            -
                                                             ------------   -----------

 Net revenues                                                  35,992,000             -
                                                             ------------   -----------

Expenses:
 Casino                                                        30,399,000             -
 Rooms                                                            421,000             -
 Food and beverage                                              1,924,000             -
 Other                                                          1,167,000             -
 General and administrative                                     6,951,000        74,000
 Preopening                                                             -     1,012,000
 Depreciation and amortization                                  4,005,000         3,000
                                                             ------------   -----------

  Total expenses                                               44,867,000     1,089,000
                                                             ------------   -----------

Loss from operations                                           (8,875,000)   (1,089,000)
                                                             ------------   -----------

Non-operating (expense) income:
 Interest income                                                  149,000     1,780,000
 Interest expense, net of capitalized interest
   of $2,418,000 in 2000                                       (6,078,000)   (2,830,000)
                                                             ------------   -----------

  Total non-operating expense                                  (5,929,000)   (1,050,000)
                                                             ------------   -----------

Loss before taxes, extraordinary and other items              (14,804,000)   (2,139,000)
Income tax benefit                                                      -             -
                                                             ------------   -----------

Loss before extraordinary and other items                     (14,804,000)   (2,139,000)
Minority interest in Hollywood Casino Shreveport (Note 7)        (355,000)            -
                                                             ------------   -----------

Loss before extraordinary item                                (15,159,000)   (2,139,000)
Extraordinary item-loss on early extinguishment of debt          (843,000)            -
                                                             ------------   -----------

Net loss                                                     $(16,002,000)  $(2,139,000)
                                                             ============   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

                     HWCC-LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Six Months Ended June 30,
                                                             ---------------------------
                                                                  2001          2000
                                                             ------------   ------------
Revenues:
 Casino                                                      $ 74,646,000   $         -
 Rooms                                                          5,169,000             -
 Food and beverage                                             13,456,000             -
 Other                                                          2,140,000             -
                                                             ------------   -----------

                                                               95,411,000             -
 Less - promotional allowances                                (21,672,000)            -
                                                             ------------   -----------

 Net revenues                                                  73,739,000             -
                                                             ------------   -----------

Expenses:
 Casino                                                        64,399,000             -
 Rooms                                                          1,034,000             -
 Food and beverage                                              4,956,000             -
 Other                                                          2,470,000             -
 General and administrative                                    11,488,000       146,000
 Preopening                                                             -     1,408,000
 Depreciation and amortization                                  7,891,000         6,000
                                                             ------------   -----------

  Total expenses                                               92,238,000     1,560,000
                                                             ------------   -----------

Loss from operations                                          (18,499,000)   (1,560,000)
                                                             ------------   -----------

Non-operating (expense) income:
 Interest income                                                  496,000     3,916,000
 Interest expense, net of capitalized interest
   of $3,818,000 in 2000                                      (12,147,000)   (6,631,000)
                                                             ------------   -----------

  Total non-operating expense                                 (11,651,000)   (2,715,000)
                                                             ------------   -----------

Loss before taxes, extraordinary and other items              (30,150,000)   (4,275,000)
Income tax benefit                                                      -             -
                                                             ------------   -----------

Loss before extraordinary and other items                     (30,150,000)   (4,275,000)
Minority interest in Hollywood Casino Shreveport (Note 7)        (737,000)            -
                                                             ------------   -----------

Loss before extraordinary item                                (30,887,000)   (4,275,000)
Extraordinary item-loss on early extinguishment of debt          (843,000)            -
                                                             ------------   -----------

Net loss                                                     $(31,730,000)  $(4,275,000)
                                                             ============   ===========

    The accompanying introductory notes and notes to consolidated financial cstatements are an integral part of these consolidated financial statements.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                                 2001          2000
                                                           -------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                   $(31,730,000)  $ (4,275,000)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
  Depreciation and amortization, including accretion
   of discount and amortization of premium                     8,718,000        453,000
  Extraordinary item                                             843,000              -
  Minority interest in Hollywood Casino Shreveport               737,000              -
  Provision for doubtful accounts                                542,000              -
  Increase in accounts receivable                             (1,181,000)             -
  (Decrease) increase in accounts payable
    and accrued liabilities                                   (3,523,000)     6,814,000
  Net change in intercompany balances                          1,172,000         15,000
  Net change in other current assets and liabilities             846,000        386,000
  Net change in other noncurrent assets and liabilities           74,000              -
                                                           -------------   ------------

 Net cash used in (provided by) operating activities         (23,502,000)     3,393,000
                                                           -------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                          (4,892,000)   (65,138,000)
 Net change in cash restricted for construction project        9,530,000     46,032,000
 Investment in unconsolidated affiliate                         (146,000)             -
                                                           -------------   ------------

 Net cash provided by (used in) investing activities           4,492,000    (19,106,000)
                                                           -------------   ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                     40,170,000              -
 Capital contributions                                         8,675,000              -
 Repayments of long-term debt                                 (1,203,000)             -
 Payments on capital lease obligation                        (30,000,000)             -
 Payment to Sodak Gaming, Inc.                                (2,499,000)             -
 Limited partner distributions                                  (691,000)             -
 Deferred financing costs                                     (1,258,000)    (1,849,000)
 Bank overdraft                                                        -      1,077,000
                                                           -------------   ------------

 Net cash provided by (used in) financing activities          13,194,000       (772,000)
                                                           -------------   ------------

 Net decrease in cash and cash equivalents                    (5,816,000)   (16,485,000)
 Cash and cash equivalents at beginning of period             39,956,000     21,580,000
                                                           -------------   ------------

 Cash and cash equivalents at end of period                $  34,140,000   $  5,095,000
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

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1)  Organization, Business and Basis of Presentation

     HWCC - Louisiana, Inc. ("HCL") is a Louisiana corporation and wholly owned
subsidiary of Hollywood Casino Corporation ("HCC").   HCL was formed in April
1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL's initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. ("Sodak") and Shreveport Paddlewheels, L.L.C. ("Paddlewheels") acquired the interests of Queen of New Orleans at the Hilton Joint Venture ("QNOV"). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the "LGCB") to move their licensed site to the city of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party.
Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV's partners. The former partners disposed of QNOV's assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV's only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with their project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport ("HCS").

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,454 slot machines and 66 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party lessee (see Note 7).

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

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 7). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest.

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

     The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"), a wholly owned subsidiary of HCS. Golf was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of June 30, 2001 and December 31, 2000, respectively, capital contributions amounting to $194,000 and $48,000, have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

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

     The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

     During January 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus requiring that the "cash-back" feature of a customer loyalty program should be reported as a reduction in net revenues rather than as an expense. HCS, as required, adopted the provisions of this new guidance effective with the first quarter of 2001. During April 2001, the EITF concluded that other cash and non-cash incentives offered to patrons should also be reflected as a reduction in net revenues rather than as an expense. These new provisions are required to be adopted for periods beginning after December 15, 2001 with earlier adoption encouraged. The new presentation requirements have been adopted by HCS with respect to other cash incentives effective with the first quarter of 2001. Accordingly, all such costs are included in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2001 as promotional allowances. The changes result only in a reclassification within the consolidated statements of operations and do not affect the consolidated loss from operations or net loss. The requirements with respect to non-cash incentives are presently under review by management and will be adopted at a later date.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCS is currently evaluating the impact of the adoption of SFAS 142; however, it does not expect the adoption to have a material effect on its consolidated financial statements.

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

(3)  Long-term Debt

     Long-term debt at June 30, 2001 and December 31, 2000 consists of the following:


                                                    June 30,     December 31,
                                                      2001           2000
                                                  ------------   ------------
    13% First Mortgage Notes, with contingent
      interest, due 2006 (a)                      $150,000,000   $150,000,000
    13% Senior Secured Notes, with contingent
      interest, due 2006, including premium of
     $1,163,000 (b)                                 40,163,000              -
    Note payable, net of discount of $15,000
      and $87,000, respectively (c)                    785,000      1,913,000
    Other                                               30,000         33,000
                                                  ------------   ------------

    Total indebtedness                             190,978,000    151,946,000

    Less-current maturities                           (791,000)    (1,919,000)
                                                  ------------   ------------

      Total long-term debt                        $190,187,000   $150,027,000
                                                  ============   ============

-------------------
(a) In August 1999, HCS and Shreveport Capital Corporation issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. No contingent interest was incurred during either of the three or six month periods ended June 30, 2001. Accrued contingent interest amounted to $77,000 at both June 30, 2001 and December 31, 2000. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the Senior Secured Notes (see 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

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

(b) In June 2001, HCS and Shreveport Capital Corporation issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. No contingent interest was incurred during either of the three or six month periods ended June 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations (see Note 4) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     (see 3(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

     The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 3(a)).

(c) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of QNOV's license to Shreveport (see Note 1); such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999.

     Scheduled payments of long-term debt as of June 30, 2001 are set forth below:

     2001 (six months)                         $    803,000
     2002                                             6,000
     2003                                             7,000
     2004                                             8,000
     2005                                             6,000
     Thereafter                                 189,000,000
                                               ------------
                                               $189,830,000
                                               ============
(4)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in twelve equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 3(b)).

     The $30,000,000 original cost of the assets acquired under the capital lease agreement was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Amortization expense with respect to the assets amounted to $1,108,000 and $2,438,000, respectively, during the second quarter and year to date periods through the termination date of the

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

capital lease obligation (June 15, 2001). Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $486,000 and $30,000, respectively, for the three month periods ended June 30, 2001 and 2000 and $1,023,000 and $60,000, respectively, for the six month periods ended June 30, 2001 and 2000. Such amounts for 2001 include percentage rentals of $343,000 and $737,000, respectively, for the three and six month periods ended June 30, 2001. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,452,000 and $2,894,000, respectively, during the three and six month periods ended June 30, 2001.

     HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2006. Total rental expense for such leases amounted to $762,000 and $31,000, respectively, for the three month periods ended June 30, 2001 and 2000 and $1,403,000 and $35,000, respectively, for the six month periods ended June 30, 2001 and 2000.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     Future minimum lease payments as of June 30, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

     2001 (six months)                            $  247,000
     2002                                            493,000
     2003                                            432,000
     2004                                            257,000
     2005                                            167,000
     Thereafter                                        5,000
                                                  ----------
                                                  $1,601,000
                                                  ==========

(5)  Income Taxes

     HCL's benefit for income taxes consists of the following:

                                       Three Months Ended           Six Months Ended
                                             June 30,                   June 30,
                                     -----------------------   --------------------------
                                         2001         2000         2001          2000
                                     -----------   ---------   ------------   -----------
Deferred benefit:
 Federal                             $ 4,990,000   $ 713,000   $ 10,040,000   $ 1,341,000
 State                                 1,273,000     175,000      2,524,000       321,000
Change in valuation allowance         (6,263,000)   (888,000)   (12,564,000)   (1,662,000)
                                     -----------   ---------   ------------   -----------

                                     $         -   $       -   $          -   $         -
                                     ===========   =========   ============   ============

     HCL is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCL and HCC, HCL's benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes for either of the six month periods ended June 30, 2001 or 2000.

     At June 30, 2001, HCL has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $46,600,000 which do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(6)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of
(1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $709,000 and $1,473,000, respectively, for the three and six month periods ended June 30, 2001 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable of $1,629,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both June 30, 2001 and December 31, 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $126,000 and $181,000, respectively, during the three and six month periods ended June 30, 2001. Unpaid charges of $194,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

     HCS also has a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 and $180,000, respectively under the agreement during the

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

three and six month periods ended June 30, 2001. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

(7)  Commitments and Contingencies

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year. No amounts were borrowed under the credit facilities and they were canceled during June 2001.

     HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both June 30, 2001 and December 31, 2000. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principal on the loan is due to be repaid on December 20, 2010.

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

     For so long as it remains a joint venture partner in HCS, Paddlewheels will also receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2001. Such interests amounted to $355,000 and $737,000, respectively, during the three and six month periods ended June 30, 2001. Allocations earned, but not paid amounting to $124,000 and $78,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

     HCS has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at June 30, 2001 or December 31, 2000

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

as the underlying construction work has not yet begun. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and executive officer of HCC hold directly or indirectly a 22.5% interest.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at June 30, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

(8)  Supplemental Cash Flow Information

     HCL paid interest, net of amounts capitalized, totaling $11,121,000 and $5,470,000, respectively, during the six month periods ended June 30, 2001 and 2000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, earnings forecasts, objectives, plans, intentions or goals are forward-looking statements.

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

Results of Operations
---------------------

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Due to the lack of comparable period historical operations, the discussion of departmental operations which follows will be based on comparisons between the first and second quarters of 2001. Non-departmental operations will be reviewed based on a comparison of the second quarter and first half of 2001 to the same periods in 2000. The following table presents departmental operating results for each of the first two quarters of 2001 together with the percentages of departmental revenues to net revenues and departmental expenses as a percentage of the associated revenues for the such periods.


                                  Three Months Ended    Three Months Ended
                                     June 30, 2001        March 31, 2001
                                 --------------------   -------------------
Departmental Revenues:
  Casino                         $ 37,927,000   105.4%  $36,719,000    97.3%
  Rooms                             2,737,000     7.6     2,432,000     6.4
  Food and beverage                 6,748,000    18.8     6,708,000    17.8
  Other                               880,000     2.4     1,260,000     3.3
  Promotional allowances          (12,300,000)  (34.2)   (9,372,000)  (24.8)
                                 ------------   -----   -----------   -----

  Net revenues                     35,992,000   100.0    37,747,000   100.0
                                 ------------   -----   -----------   -----

Departmental Expenses:
  Casino                           30,399,000    80.2    34,000,000    92.6
  Rooms                               421,000    15.4       613,000    25.2
  Food and beverage                 1,924,000    28.5     3,032,000    45.2
  Other                             1,167,000   132.6     1,303,000   103.4
                                 ------------   -----   -----------   -----

  Total departmental expenses      33,911,000    94.2    38,948,000   103.2
                                 ------------   -----   -----------   -----

Departmental profit (loss)       $  2,081,000     5.8%  $(1,201,000)   (3.2)%
                                 ============   =====   ===========   =====

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. Casino revenues in the market grew by only 18.8% during the first quarter of 2001 and by only 15.1% during the second quarter of 2001 compared to the corresponding periods in 2000 as the market began to absorb the incremental gaming capacity. The revenue growth realized in the market also reflects heavy promotional activity associated with the opening of the Shreveport Casino; accordingly, management believes that the real market growth was less than the calculated amounts above. In addition, management believes the current economic slowdown and higher gasoline prices negatively affected the Shreveport market during the first half of 2001.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Delays in construction of the casino resulted in a severe reduction in the time available for final preparations to open the facility and training of personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. HCS is continuing to fine-tune its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, HCS terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in both the months of June and July.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $450 million and $466.6 million, respectively, during the first and second quarters of 2001. The second quarter improvement over the first quarter reflects a 4.5% increase in slot machine wagering partially offset by a slight decrease in table game wagering. As previously noted, management is continuing to refine its marketing strategies to most effectively and efficiently reach its targeted patrons.

     Revenues

     Casino revenues totaled $36.7 million and $37.9 million, respectively, during the first and second quarters of 2001. During the first quarter, slot machine and table game revenues accounted for 71.7%

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and 28.3%, respectively, of total casino revenues. During the second quarter of 2001, slot machine and table games revenues accounted for 74.3% and 25.7%, respectively, of total casino revenues. The second quarter improvement in casino revenues reflects the increase in slot machine wagering previously noted coupled with a slight increase in the slot machine hold percentage. Table game revenues experienced a decline in the hold percentage to 18.1% during the second quarter of 2001 compared to 18.9% during the first quarter. A casino's hold percentage is the percentage of money that it retains as revenue out of the total amount wagered.

     Room revenues amounted to $2.4 million and $2.7 million, respectively, during the first and second quarters of 2001 reflecting hotel occupancy rates of 75.7% and 88.4%, respectively, and average daily rates of $98 and $84, respectively. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been offset by the improvement in hotel occupancy.

     Food and beverage revenues did not change significantly between the first and second quarters of 2001. Other revenues amounted to $1.2 million and $880,000, respectively, during the first and second quarters of 2001. The second quarter decrease reflects a decline in theater revenues associated with headliner entertainment.

     Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty program. Such allowances increased as a percent of revenues to 34.2% during the second quarter of 2001 compared to 24.8% during the first quarter. Promotional allowances representing the value of free goods and services increased slightly as a percentage of the associated revenues during the second quarter of 2001 while cash incentive programs and the cost of customer loyalty programs increased significantly as the Shreveport Casino implemented its marketing programs and developed its customer base through its players' card program.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first quarter of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. As reflected in the above table, casino, rooms and food and beverage costs as a percentage of the associated revenues all showed significant declines during the second quarter of 2001 compared to the first quarter. As cost savings initiatives implemented by management are completed and the volume of business continues to grow, management anticipates such cost ratios should continue to improve.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the current 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1%

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during the first and second quarters of 2001, the Shreveport Casino's operating expenses would have increased by $1.2 million and $772,000, respectively.

     General and Administrative

     The Shreveport Casino incurred general and administrative expenses of $6.9 million and $11.4 million, respectively, during the three and six month periods ended June 30, 2001. Such expenses included $709,000 and $1.5 million, respectively, in management fees incurred to a subsidiary of HCC. The Shreveport Casino incurred no general and administrative expenses during the 2000 three and six month periods as prior to opening, administrative personnel and their associated expenses were included in preopening costs. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, amounted to $52,000 and $74,000, respectively, during the three month periods ended June 30, 2001 and 2000 and $105,000 and $146,000, respectively, during the six month periods ended June 30, 2001 and 2000.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $4 million and $7.9 million, respectively, during the second quarter and first half of 2001 from $4,000 and $7,000, respectively, during the prior year periods. The increases result from substantially all of the Shreveport Casino's fixed assets being placed in service in December 2000.

     Preopening Costs

     Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $1 million and $1.4 million, respectively, during the second quarter and first half of 2000.

     Interest Income

     Interest income at HCS decreased 93.8% and 89.5%, respectively, during the second quarter and first six months of 2001 compared to the prior year periods as unexpended cash proceeds of HCS's issue of $150 million of First Mortgage Notes on August 10, 1999 were spent in connection with the construction of the Shreveport Casino. HCL earned additional interest income of $42,000 and $53,000 during the three month periods ended June 30, 2001 and 2000, respectively, and $97,000 and $104,000 during the six month periods ending June 30, 2001 and 2000, respectively.

     Interest Expense

     Interest expense increased by $3.2 million (114.8%) and $5.5 million (83.2%), respectively, during the three and six month periods ended June 30, 2001 compared to the prior year periods due primarily to the cessation of interest capitalization due to the substantial completion of the Shreveport

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casino in December 2000 and to the increase in HCS's long-term indebtedness from equipment financing. Interest capitalized on the First Mortgage Notes during the second quarter and first half of 2000 amounted to $2.4 and $3.8 million, respectively. HCS entered into a $30 million lease financing arrangement prior to opening. In June 2001, the outstanding principal amount of the lease financing of $27.5 million was retired with a portion of the proceeds from the issue of $39 million of Senior Secured Notes. The Senior Secured Notes also provided additional working capital for the Shreveport Casino. The increase in overall borrowings, coupled with a higher interest rate (an effective rate of 12.21% versus a rate of 8.9% on the lease financing), will result in additional interest expense in future periods.

     Interest expense also includes the amortization of deferred financing costs incurred in connection with the First Mortgage Notes, the Senior Secured Notes and the lease financing. Such amortization amounted to $392,000 and $203,000, respectively, during the three month periods ended June 30, 2001 and 2000 and $762,000 and $394,000, respectively, during the six month periods ended June 30, 2001 and 2000. No contingent interest was incurred with respect to the First Mortgage Notes or Senior Secured Notes during the second quarter or first half of 2001.

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

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCL's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues", as defined, earned by the Shreveport Casino. The allocation of this interest is reflected by HCL as a minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $355,000 and $737,000, respectively, during the second quarter and first half of 2001 and is reflected as a reduction in arriving at net loss on the accompanying consolidated statements of operations of HCL.

     Extraordinary Item - Loss on Early Extinguishment of Debt

     During June 2001, HCS retired its outstanding lease financing with a portion of the proceeds from the Senior Secured Notes. The extraordinary loss from early extinguishment of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Items
-----------

     Inflation

     Management believes that in the near term, modest inflation, together with increased competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     Market Risk

     Both the First Mortgage Notes issued to finance construction of the Shreveport Casino and the Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest. Contingent interest under the indentures to the First Mortgage Notes and Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5% . These maximums would assume an annual consolidated cash flow for the Shreveport Casino of at least $100 million. The contingent component of interest under the First Mortgage Notes and Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by the cash flows of HCS and can only be paid if certain coverage ratios are met, HCS's liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

     Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities of approximately $6.7 million.

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

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     The Shreveport Casino experienced negative cash flow from operations during the first half of 2001 amounting to $23.4 million. Cash on hand together with capital contributions of $8.7 million, and proceeds from the issue of the Senior Secured Notes were sufficient to make up the shortfall and meet the Shreveport Casino's operating cash needs as well as to retire its capital lease obligations ($27.5 million), make required principal payments under capital leases ($2.5 million) and other debt obligations ($1.2 million), pay for property additions of $4.9 million and pay distributions amounting to $790,000 to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for its "complex net revenue" interest (see below) and pay franchise taxes.

     The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino's net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $1.5 million during the first half of 2001. Under the indentures governing the First Mortgage Notes and Senior Secured Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     HCS I, Inc. and HCS II, Inc. assumed an obligation of HCL to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's "complex net revenues" in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $737,000 and incurred marine services fees of $180,000 under these agreements during the first half of 2001.

     Financing Activities

     HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide the $230 million of funding needed to develop, construct, equip and open the Shreveport Casino. Such project costs included financing costs of $7.3 million and a $5 million payment made in August 1999 to the City of New Orleans with respect to moving QNOV's license to Shreveport. The $230 million also included a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. HCC subsequently

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

made additional cash capital contributions of $8.7 million in May 2001 and $5.9 million in December 2000.

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

     While under construction, HCS entered into a financing lease agreement with third party lessors for $30 million used to acquire furniture, fixtures and equipment for the Shreveport Casino. Borrowings under the lease agreement accrued interest at the rate of LIBOR plus 4%. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in twelve equal quarterly installments plus interest. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixtures and equipment purchased. The capital lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes.

     In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations (see above) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired under lease financing prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

     HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $1 million during the six month period ended June 30, 2001, including percentage rentals amounting to $737,000. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and
 .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $2.9 million during the six month period ended June 30, 2001.

     HCS agreed to contingently reimburse one of QNOV's partners $2 million. The reimbursement is being paid in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2 million liability, net of a discount in the original amount of $308,000, and the associated project costs were recorded upon the issuance of the First Mortgage Notes.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder to be paid six months after the opening of the Shreveport Casino. Such obligation was paid by HCL in June 2001.

     As of June 30, 2001, HCS's scheduled maturities of long-term debt during the remainder of 2001 are approximately $803,000.

     Capital Expenditures and Other Investing Activities

     Capital expenditures at the Shreveport Casino during the first half of 2001 amounted to $4.9 million, primarily for the completion of certain hotel suites and a health spa facility. Management anticipates minimal expenditures during the remainder of 2001 toward the Shreveport Casino's ongoing program of capital improvements.

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

     HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course through the first half of 2001 amounted to $194,000 (including $146,000 during 2001); additional contributions expected to be made to complete construction are approximately $2.4 million.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     HCS has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and executive officer of HCC hold directly or indirectly a 22.5% interest.

     Conclusion -

     Management believes that existing cash from HCC's $8.7 million capital contribution in May 2001 and from proceeds of the Senior Secured Notes, together with cash from operations, will be sufficient to meet HCS's liquidity and capital resource needs for the next 24 months. With the recent $8.7 million capital contribution to HCL which, in turn, was contributed to HCS, HCC has contributed the maximum amount of equity allowable under its existing loan covenants. Under the indenture to the Senior Secured Notes, HCS will be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

PART II:  OTHER INFORMATION
---------------------------

Item 6.(a) - Exhibits

4.1 -- Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC") as Issuers and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.
4.2 -- Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino Shreveport and SCC and the Initial Purchasers.
4.3 -- Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.
4.4 -- Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee.
4.5 -- Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee.
4.6 -- Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001.
4.7 -- Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001.
10.1 -- Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.

Item 6.(b) - Reports on Form 8-K

     The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOLLYWOOD CASINO SHREVEPORT
                                 SHREVEPORT CAPITAL CORPORATION
                                 By: HCS I, Inc.

Date:  August 10, 2001           By: /s/ Paul C. Yates
      -----------------             -------------------------------------------
                                                  Paul C. Yates
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary


                                 HWCC-LOUISIANA, INC.

Date:  August 10, 2001           By: /s/ Paul C. Yates
      -----------------             -------------------------------------------
                                                  Paul C. Yates
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary