Form 10-Q
period 2001-09-30
HOLLYWOOD CASINO SHREVEPORT; HWCC LOUISIANA INC; SHREVEPORT CAPITAL CORP
filed 2001-11-14
CIK 1096352, 1096354, 1096353

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                                 ----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------   ----------------------

Commission file number       333-88679
                       ---------------------


                          HOLLYWOOD CASINO SHREVEPORT
                        SHREVEPORT CAPITAL CORPORATION
-------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

             Louisiana                                   72-1225563
             Louisiana                                   75-2830167
----------------------------------------  -------------------------------------
  (States or other jurisdictions of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.'s)

      451 Clyde Fant Parkway
      Shreveport, Louisiana                                71135
----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrants' telephone number, including area code)        (318) 220-0711
                                                      -------------------------

                               (Not Applicable)
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.        Yes  X    No
                                                             ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Registrant                           Class                Outstanding at November 13, 2001
--------------------------------    ----------------------------    --------------------------------
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

   Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was originally formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes, as defined below. Shreveport Capital is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

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

   The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of September 30, 2001, the results of their operations for the three and nine month periods ended September 30, 2001 and 2000 and their cash flows for the nine month periods ended September 30, 2001 and 2000.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital's 2000 Annual Report on Form 10-K.

   It is likely that the Shreveport Casino will experience seasonality. Consequently, the results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be reported for the full year.

INDEPENDENT ACCOUNTANTS' REPORT


To Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Partnership's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
November 2, 2001

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                               September 30,
                                                   2001        December 31,
                                                (Unaudited)       2000
                                               -------------   ------------
Assets
Current Assets:
 Cash and cash equivalents                      $ 25,499,000   $ 37,352,000
  Accounts receivable, net of allowances
    of $1,060,000 and $90,000, respectively        1,904,000        851,000
  Inventories                                      2,238,000      1,826,000
  Interest receivable                                      -        231,000
  Prepaid expenses and other current assets          912,000      1,394,000
                                                ------------   ------------

   Total current assets                           30,553,000     41,654,000
                                                ------------   ------------

Property and Equipment:
  Land improvements                                1,665,000      1,619,000
  Buildings and improvements                      95,839,000     93,825,000
  Riverboat                                       44,934,000     44,520,000
  Furniture and equipment                         46,871,000     42,561,000
  Construction in progress                           762,000      2,621,000
                                                ------------   ------------

                                                 190,071,000    185,146,000
  Less - accumulated depreciation                (12,390,000)      (508,000)
                                                ------------   ------------

                                                 177,681,000    184,638,000
                                                ------------   ------------

Cash restricted for construction project                   -      9,530,000
                                                ------------   ------------

Other Assets:
  Deferred financing costs, net                    5,780,000      5,978,000
  Other                                              796,000        584,000
                                                ------------   ------------

   Total other assets                              6,576,000      6,562,000
                                                ------------   ------------

                                                $214,810,000   $242,384,000
                                                ============   ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  September 30,
                                                      2001        December 31,
                                                   (Unaudited)       2000
                                                  -------------   ------------

Liabilities and Partners' (Deficiency) Capital
Current Liabilities:
 Current maturities of long-term debt
    and capital lease obligations                  $    206,000   $ 11,919,000
 Accounts payable                                     6,612,000     17,720,000
 Accrued liabilities -
  Salaries and wages                                  2,222,000      2,745,000
  Interest                                            4,335,000      8,229,000
  Gaming and other taxes                              4,539,000        128,000
  Insurance                                           2,315,000         86,000
  Other                                               2,564,000        662,000
 Due to affiliates                                    2,758,000        950,000
 Other current liabilities                              785,000        731,000
                                                   ------------   ------------

  Total current liabilities                          26,336,000     43,170,000
                                                   ------------   ------------

Long-Term Debt                                      190,144,000    150,027,000
                                                   ------------   ------------

Capital Lease Obligations                                     -     20,000,000
                                                   ------------   ------------

Other Noncurrent Liabilities                            120,000         13,000
                                                   ------------   ------------

Commitments and Contingencies (Note 6)

Partners' (Deficiency) Capital                       (1,790,000)    29,174,000
                                                   ------------   ------------

                                                   $214,810,000   $242,384,000
                                                   ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                2001                  2000
                                             -----------          -----------
Revenues:
 Casino                                      $36,873,000          $         -
 Rooms                                         2,426,000                    -
 Food and beverage                             6,769,000                    -
 Other                                           721,000                    -
                                             -----------          -----------

                                              46,789,000                    -
 Less - promotional allowances                (9,613,000)                   -
                                             -----------          -----------

 Net revenues                                 37,176,000                    -
                                             -----------          -----------

Expenses:
 Casino                                       26,614,000                    -
 Rooms                                           535,000                    -
 Food and beverage                             1,714,000                    -
 Other                                           574,000                    -
 General and administrative                    4,787,000                    -
 Preopening                                            -            3,154,000
 Depreciation and amortization                 3,991,000               10,000
                                             -----------          -----------

  Total expenses                              38,215,000            3,164,000
                                             -----------          -----------

Loss from operations                          (1,039,000)          (3,164,000)
                                             -----------          -----------

Non-operating income (expense):
 Interest income                                 155,000            1,250,000
 Interest expense, net of capitalized
   interest of $3,686,000 in 2000             (6,562,000)          (1,694,000)
                                             -----------          -----------

  Total non-operating expense                 (6,407,000)            (444,000)
                                             -----------          -----------

Net loss                                     $(7,446,000)         $(3,608,000)
                                             ===========          ===========



 The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2001               2000
                                               ------------        -----------
Revenues:
 Casino                                        $111,519,000        $         -
 Rooms                                            7,595,000                  -
 Food and beverage                               20,225,000                  -
 Other                                            2,861,000                  -
                                               ------------        -----------

                                                142,200,000                  -
 Less - promotional allowances                  (31,285,000)                 -
                                               ------------        -----------

 Net revenues                                   110,915,000                  -
                                               ------------        -----------

Expenses:
 Casino                                          91,013,000                  -
 Rooms                                            1,569,000                  -
 Food and beverage                                6,670,000                  -
 Other                                            3,044,000                  -
 General and administrative                      16,170,000                  -
 Preopening                                               -          4,562,000
 Depreciation and amortization                   11,882,000             16,000
                                               ------------        -----------

  Total expenses                                130,348,000          4,578,000
                                               ------------        -----------

Loss from operations                            (19,433,000)        (4,578,000)
                                               ------------        -----------

Non-operating income (expense):
 Interest income                                    554,000          5,062,000
 Interest expense, net of capitalized
   interest of $7,504,000 in 2000               (18,709,000)        (8,325,000)
                                               ------------        -----------

  Total non-operating expense                   (18,155,000)        (3,263,000)
                                               ------------        -----------

Loss before extraordinary item                  (37,588,000)        (7,841,000)
Extraordinary item-loss on early
  extinguishment of debt                           (843,000)                 -
                                               ------------        -----------

Net loss                                       $(38,431,000)       $(7,841,000)
                                               ============        ===========




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended September 30,
                                                         ------------------------------
                                                             2001              2000
                                                         ------------      ------------
OPERATING ACTIVITIES:
 Net loss                                                $(38,431,000)     $ (7,841,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization, including
   accretion of discount and amortization of premium       12,966,000           794,000
  Extraordinary item                                          843,000                 -
  Provision for doubtful accounts                             970,000                 -
  Increase in accounts receivable                          (2,023,000)                -
  (Decrease) increase in accounts payable and
   accrued liabilities                                     (6,983,000)        4,023,000
  Net change in intercompany balances                       1,772,000                 -
  Net change in other current assets and liabilities          355,000         1,504,000
  Net change in other noncurrent assets and liabilities        91,000                 -
                                                         ------------      ------------

 Net cash used in operating activities                    (30,440,000)       (1,520,000)
                                                         ------------      ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                       (4,925,000)      (95,008,000)
 Investment in unconsolidated affiliate                      (196,000)                -
 Net change in cash restricted for construction project     9,530,000        87,082,000
                                                         ------------      ------------

 Net cash provided by (used in) investing activities        4,409,000        (7,926,000)
                                                         ------------      ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                  40,170,000            35,000
 Capital contributions                                      8,675,000                 -
 Repayments of long-term debt                              (1,804,000)           (1,000)
 Payments on capital lease obligation                     (30,000,000)                -
 Deferred financing costs                                  (1,691,000)       (1,916,000)
 Partner distributions                                     (1,172,000)         (289,000)
                                                         ------------      ------------

 Net cash provided by (used in) financing activities       14,178,000        (2,171,000)
                                                         ------------      ------------

 Net decrease in cash and cash equivalents                (11,853,000)      (11,617,000)

 Cash and cash equivalents at beginning of period          37,352,000        19,014,000
                                                         ------------      ------------

 Cash and cash equivalents at end of period              $ 25,499,000      $  7,397,000
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

   Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was originally formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes. Shreveport Capital is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

   The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is
accounted for under the equity method.   As of September 30, 2001 and December
31, 2000, capital contributions amounting to $244,000 and $48,000, respectively, had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets.

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

   The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

   During January and April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs should be reported as a reduction in net revenues rather than as an expense. The new presentation requirements have been adopted by the Company effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations and do not affect consolidated loss from operations or net loss.

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

   The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCS does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

(2) Cash Restricted for Construction Project

   Cash restricted for construction project consisted of investments in governments securities which were to be used for specified purposes and which were purchased with net proceeds from the First Mortgage Notes (see Note 3) as required by the indenture for the First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

December 31, 2000.

(3) Long-term Debt

   Long-term debt at September 30, 2001 and December 31, 2000 consists of the following:

                                                   September 30,  December 31,
                                                       2001          2000
                                                   -------------  ------------
    13% First Mortgage Notes, with contingent
      interest, due 2006 (a)                       $150,000,000   $150,000,000
    13% Senior Secured Notes, with contingent
      interest, due 2006, including premium of
      $1,121,000 (b)                                 40,121,000              -
    Note payable, net of discount of $87,000
      at December 31, 2000 (c)                          200,000      1,913,000
    Other                                                29,000         33,000
                                                   ------------   ------------

    Total indebtedness                              190,350,000    151,946,000

    Less-current maturities                            (206,000)    (1,919,000)
                                                   ------------   ------------

    Total long-term debt                           $190,144,000   $150,027,000
                                                   ============   ============

---------------
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $130,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $207,000 and $77,000 at September 30, 2001 and December 31, 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

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

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

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

(b) In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $33,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $33,000 at September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations (see Note 4) with the remainder available for working capital purposes.

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

(c) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of QNOV's license to Shreveport (see Note 1); such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

    Scheduled payments of long-term debt as of September 30, 2001 are set forth below:

    2001 (three months)    $    202,000
    2002                          6,000
    2003                          7,000
    2004                          8,000
    2005                          6,000
    Thereafter              189,000,000
                           ------------

                           $189,229,000
                           ============

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

   The $30,000,000 original cost of the assets acquired under the capital lease agreement was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Amortization expense with respect to the assets amounted to $2,438,000 during the year to date period through the termination date of the capital lease obligation (June 15, 2001). Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

   Operating Leases -

   In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $515,000 and $30,000, respectively, for the three month periods ended September 30, 2001 and 2000 and $1,538,000 and $90,000, respectively, for the nine month periods ended September 30, 2001 and 2000. Such amounts for 2001 include percentage rentals of $372,000 and $1,109,000, respectively, for the three and nine month periods ended September 30, 2001. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,428,000 and $4,322,000, respectively, during the three and nine month periods ended September 30, 2001.

   HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2006. Total rental expense for such leases amounted to $551,000 and $107,000, respectively, for the three month periods ended September 30, 2001 and 2000 and $1,954,000 and $142,000, respectively, for the nine month periods ended September 30, 2001 and 2000.

   Future minimum lease payments as of September 30, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:


   2001 (three months)    $  124,000
   2002                      493,000
   2003                      432,000
   2004                      257,000
   2005                      167,000
   Thereafter                  5,000
                          ----------

                          $1,478,000
                          ==========

(5) Transactions with Affiliates

   The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services.
The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $746,000 and $2,219,000, respectively, for the three and nine month periods ended September 30, 2001 and are

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable of $2,375,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

   The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both September 30, 2001 and December 31, 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $108,000 and $289,000, respectively, during the three and nine month periods ended September 30, 2001. Unpaid charges of $12,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

   HCS also has a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 and $270,000, respectively, under the agreement during the three and nine month periods ended September 30, 2001. Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

(6) Commitments and Contingencies

   For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interests amounted to $372,000 and $1,109,000, respectively, during the three and nine month periods ended September 30, 2001. Unpaid distributions of $114,000 and $78,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

   HCS has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at September 30, 2001 or December 31, 2000 as the underlying construction work has not been performed. Once the rental period commences,

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                                  (Unaudited)

the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest.

   On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at September 30, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

(7) Supplemental Cash Flow Information

   HCS paid interest during the nine month periods ended September 30, 2001 and 2000, net of amounts capitalized during 2000, totaling $21,519,000 and $11,853,000, respectively. HCS paid no income taxes during either of the nine month periods ended September 30, 2001 or 2000.

   During the nine month period ended September 30, 2000, HCS obtained proceeds under capital lease obligations amounting to $19,025,000 used to purchase fixed assets (see Note 4).

   During June 2000, HCS I, Inc. and HCS II, Inc. made a non-cash capital contribution in the amount of $2,499,000 to HCS consisting of project costs incurred by Sodak which were acquired by HCL and contributed to HCS I, Inc. and HCS II, Inc.

INDEPENDENT ACCOUNTANTS' REPORT



To HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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






DELOITTE & TOUCHE LLP
Dallas, Texas
November 2, 2001

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS



                                                September 30,
                                                    2001        December 31,
                                                (Unaudited)         2000
                                                -------------   ------------
Assets
Current Assets:
 Cash and cash equivalents                       $ 25,625,000   $ 39,956,000
  Accounts receivable, net of allowances
    of $1,060,000 and $90,000, respectively         1,904,000        876,000
  Inventories                                       2,238,000      1,826,000
  Interest receivable                                  12,000        234,000
  Prepaid expenses and other current assets         1,624,000      1,394,000
                                                 ------------   ------------

   Total current assets                            31,403,000     44,286,000
                                                 ------------   ------------

Property and Equipment:
  Land improvements                                 1,665,000      1,619,000
  Buildings and improvements                      101,839,000     99,825,000
  Riverboat                                        44,934,000     44,520,000
  Furniture and equipment                          46,871,000     42,562,000
  Construction in progress                            762,000      2,621,000
                                                 ------------   ------------

                                                  196,071,000    191,147,000
  Less - accumulated depreciation                 (12,390,000)      (508,000)
                                                 ------------   ------------

                                                  183,681,000    190,639,000
                                                 ------------   ------------

Cash restricted for construction project                    -      9,530,000
                                                 ------------   ------------

Other Assets:
  Deferred financing costs, net                     5,780,000      5,978,000
  Note receivable                                   1,000,000      1,000,000
  Other                                               796,000        584,000
                                                 ------------   ------------

   Total other assets                               7,576,000      7,562,000
                                                 ------------   ------------

                                                 $222,660,000   $252,017,000
                                                 ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                          CONSOLIDATED BALANCE SHEETS



                                                  September 30,
                                                       2001       December 31,
                                                   (Unaudited)       2000
                                                  -------------   ------------

Liabilities and Shareholder's Equity
Current Liabilities:
 Current maturities of long-term debt
    and capital lease obligations                  $    206,000   $ 11,919,000
 Payable to Sodak Gaming, Inc.                                -      2,499,000
 Accounts payable                                     6,612,000     17,735,000
 Accrued liabilities -
  Salaries and wages                                  2,222,000      2,745,000
  Interest                                            4,335,000      8,229,000
  Gaming and other taxes                              4,539,000        128,000
  Insurance                                           2,315,000         86,000
  Other                                               2,564,000        662,000
 Due to affiliates                                    2,644,000        872,000
 Other current liabilities                              785,000        731,000
                                                   ------------   ------------

  Total current liabilities                          26,222,000     45,606,000
                                                   ------------   ------------

Long-Term Debt                                      190,144,000    150,027,000
                                                   ------------   ------------

Capital Lease Obligations                                     -     20,000,000
                                                   ------------   ------------

Other Noncurrent Liabilities                            780,000         13,000
                                                   ------------   ------------

Commitments and Contingencies (Note 7)

Minority Interest (Note 7)                            2,114,000      2,078,000
                                                   ------------   ------------

Shareholder's Equity:
  Common stock, $1 par value per share,
   1,000,000 shares authorized, 1,000
   shares issued and outstanding                          1,000          1,000
  Additional paid-in capital                         66,400,000     57,725,000
  Accumulated deficit                               (63,001,000)   (23,433,000)
                                                   ------------   ------------

 Total shareholder's equity                           3,400,000     34,293,000
                                                   ------------   ------------

                                                   $222,660,000   $252,017,000
                                                   ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   HWCC - LOUISIANA, INC.  AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended September 30,
                                                -------------------------------
                                                    2001                2000
                                                -----------         -----------
Revenues:
 Casino                                         $36,873,000         $         -
 Rooms                                            2,426,000                   -
 Food and beverage                                6,769,000                   -
 Other                                              721,000                   -
                                                -----------         -----------

                                                 46,789,000                   -
 Less - promotional allowances                   (9,613,000)                  -
                                                -----------         -----------

 Net revenues                                    37,176,000                   -
                                                -----------         -----------

Expenses:
 Casino                                          26,614,000                   -
 Rooms                                              535,000                   -
 Food and beverage                                1,714,000                   -
 Other                                              574,000                   -
 General and administrative                       4,825,000              73,000
 Preopening                                               -           3,154,000
 Depreciation and amortization                    3,991,000              10,000
                                                -----------         -----------

  Total expenses                                 38,253,000           3,237,000
                                                -----------         -----------

Loss from operations                             (1,077,000)         (3,237,000)
                                                -----------         -----------

Non-operating income (expense):
 Interest income                                    173,000           1,305,000
 Interest expense, net of capitalized
   interest of $3,686,000 in 2000                (6,562,000)         (1,694,000)
                                                -----------         -----------

  Total non-operating expense                    (6,389,000)           (389,000)
                                                -----------         -----------

Loss before taxes and other item                 (7,466,000)         (3,626,000)
Income tax benefit                                        -                   -
                                                -----------         -----------

Loss before other item                           (7,466,000)         (3,626,000)
Minority interest in Hollywood Casino
   Shreveport (Note 7)                             (372,000)                  -
                                                -----------         -----------

Net loss                                        $(7,838,000)        $(3,626,000)
                                                ===========         ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   HWCC - LOUISIANA, INC.  AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2001               2000
                                               ------------        -----------
Revenues:
 Casino                                        $111,519,000        $         -
 Rooms                                            7,595,000                  -
 Food and beverage                               20,225,000                  -
 Other                                            2,861,000                  -
                                               ------------        -----------

                                                142,200,000                  -
 Less - promotional allowances                  (31,285,000)                 -
                                               ------------        -----------

 Net revenues                                   110,915,000                  -
                                               ------------        -----------

Expenses:
 Casino                                          91,013,000                  -
 Rooms                                            1,569,000                  -
 Food and beverage                                6,670,000                  -
 Other                                            3,044,000                  -
 General and administrative                      16,313,000            219,000
 Preopening                                               -          4,562,000
 Depreciation and amortization                   11,882,000             16,000
                                               ------------        -----------

  Total expenses                                130,491,000          4,797,000
                                               ------------        -----------

Loss from operations                            (19,576,000)        (4,797,000)
                                               ------------        -----------

Non-operating income (expense):
 Interest income                                    669,000          5,221,000
 Interest expense, net of capitalized
   interest of $7,504,000 in 2000               (18,709,000)        (8,325,000)
                                               ------------        -----------

  Total non-operating expense                   (18,040,000)        (3,104,000)
                                               ------------        -----------

Loss before taxes, extraordinary
   and other items                              (37,616,000)        (7,901,000)
Income tax benefit                                        -                  -
                                               ------------        -----------

Loss before extraordinary and other items       (37,616,000)        (7,901,000)
Minority interest in Hollywood Casino
   Shreveport (Note 7)                           (1,109,000)                 -
                                               ------------        -----------

Loss before extraordinary item                  (38,725,000)        (7,901,000)
Extraordinary item-loss on early
   extinguishment of debt                          (843,000)                 -
                                               ------------        -----------

Net loss                                       $(39,568,000)       $(7,901,000)
                                               ============        ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended September 30,
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------
OPERATING ACTIVITIES:
 Net loss                                                  $(39,568,000)     $ (7,901,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization, including accretion
   of discount and amortization of premium                   12,966,000           741,000
  Extraordinary item                                            843,000                 -
  Minority interest in Hollywood Casino Shreveport            1,109,000                 -
  Provision for doubtful accounts                               970,000                 -
  Increase in accounts receivable                            (1,998,000)                -
  (Decrease) increase in accounts payable
    and accrued liabilities                                  (6,998,000)        4,023,000
  Net change in intercompany balances                         1,772,000           428,000
  Net change in other current assets and liabilities            295,000           930,000
  Net change in other noncurrent assets and liabilities          91,000                 -
                                                           ------------      ------------

 Net cash used in operating activities                      (30,518,000)       (1,779,000)
                                                           ------------      ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (4,925,000)      (95,037,000)
 Net change in cash restricted for construction project       9,530,000        87,082,000
 Investment in unconsolidated affiliate                        (196,000)                -
                                                           ------------      ------------

 Net cash provided by (used in) investing activities          4,409,000        (7,955,000)
                                                           ------------      ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                    40,170,000            35,000
 Capital contributions                                        8,675,000                 -
 Repayments of long-term debt                                (1,804,000)           (1,000)
 Payments on capital lease obligation                       (30,000,000)                -
 Payment to Sodak Gaming, Inc.                               (2,499,000)                -
 Limited partner distributions                               (1,073,000)                -
 Deferred financing costs                                    (1,691,000)       (1,916,000)
                                                           ------------      ------------

 Net cash provided by (used in) financing activities         11,778,000        (1,882,000)
                                                           ------------      ------------

 Net decrease in cash and cash equivalents                  (14,331,000)      (11,616,000)
 Cash and cash equivalents at beginning of period            39,956,000        21,580,000
                                                           ------------      ------------

 Cash and cash equivalents at end of period                $ 25,625,000      $  9,964,000
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

   Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was originally formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes. Shreveport Capital is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

   The accompanying consolidated financial statements also include the accounts of HCS-Golf Course, LLC ("Golf"), a wholly owned subsidiary of HCS. Golf was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport
Golf Company is accounted for under the equity method.   As of September 30,
2001 and December 31, 2000, respectively, capital contributions amounting to $244,000 and $48,000 have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

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

   The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCL as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

   During January and April 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs should be reported as a reduction in net revenues rather than as an expense. The new presentation requirements have been adopted by the Company effective with the first quarter of 2001. Accordingly, all such costs for the current and prior year periods are now included in the accompanying consolidated statements of operations as promotional allowances instead of casino expenses. The changes result only in a reclassification within the consolidated statements of operations and do not affect consolidated loss from operations or net loss.

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCL is currently evaluating the impact of the adoption of SFAS 142; however, it does not expect the adoption to have a material effect on its consolidated financial statements.

   The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCL does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

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

(3)  Long-term Debt

   Long-term debt at September 30, 2001 and December 31, 2000 consists of the following:

                                                    September 30,   December 31,
                                                         2001           2000
                                                    -------------   ------------
    13% First Mortgage Notes, with contingent
       interest, due 2006 (a)                       $150,000,000   $150,000,000
    13% Senior Secured Notes, with contingent
      interest, due 2006, including premium of
      $1,121,000 (b)                                  40,121,000              -
    Note payable, net of discount of $87,000 at
      December 31, 2000 (c)                              200,000      1,913,000
    Other                                                 29,000         33,000
                                                    ------------   ------------

    Total indebtedness                               190,350,000    151,946,000

    Less-current maturities                             (206,000)    (1,919,000)
                                                    ------------   ------------

    Total long-term debt                            $190,144,000   $150,027,000
                                                    ============   ============

--------------------
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $130,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $207,000 and $77,000 at September 30, 2001 and December 31, 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the Senior Secured Notes (see 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

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

(b) In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $33,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $33,000 at September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations (see Note 4) with the remainder available for working capital purposes.

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

(c) The partners of HCS agreed that HCS would contingently reimburse one of QNOV's partners for $2,000,000 it paid in connection with the relocation of QNOV's license to Shreveport (see Note 1); such repayment is being made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

     Scheduled payments of long-term debt as of September 30, 2001 are set forth below:

          2001 (three months)           $    202,000
          2002                                 6,000
          2003                                 7,000
          2004                                 8,000
          2005                                 6,000
          Thereafter                     189,000,000
                                        ------------

                                        $189,229,000
                                        ============
(4)  Leases

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

   The $30,000,000 original cost of the assets acquired under the capital lease agreement was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Amortization expense with respect to the assets amounted to $2,438,000 during the year to date period through the termination date of the capital lease obligation (June 15, 2001). Accumulated

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

   Operating Leases -

   In May 1999, HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all
such terms are defined in the lease agreement.   Ground lease rentals amounted
to $515,000 and $30,000, respectively, for the three month periods ended September 30, 2001 and 2000 and $1,538,000 and $90,000, respectively, for the nine month periods ending September 30, 2001 and 2000. Such amounts for 2001 include percentage rentals of $372,000 and $1,109,000, respectively, for the three and nine month periods ended September 30, 2001. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and
 .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,428,000 and $4,322,000, respectively, during the three and nine month periods ended September 30, 2001.

   HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2006. Total rental expense for such leases amounted to $551,000 and $107,000, respectively, for the three month periods ended September 30, 2001 and 2000 and $1,954,000 and $142,000, respectively, for the nine month periods ending September 30, 2001 and 2000.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

   Future minimum lease payments as of September 30, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:


         2001 (three months)                    $    124,000
         2002                                        493,000
         2003                                        432,000
         2004                                        257,000
         2005                                        167,000
         Thereafter                                    5,000
                                                 -----------

                                                $  1,478,000
                                                ============

(5)  Income Taxes

   HCL's benefit for income taxes consists of the following:

                                     Three Months Ended           Nine Months Ended
                                        September 30,                September 30,
                                  -------------------------   ---------------------------
                                      2001          2000           2001          2000
                                  -----------   -----------   -------------   -----------
Deferred benefit:
   Federal                        $ 2,045,000   $ 1,101,000    $ 12,085,000   $ 2,442,000
   State                              557,000       291,000       3,081,000       612,000
Change in valuation allowance      (2,602,000)   (1,392,000)    (15,166,000)   (3,054,000)
                                  -----------   -----------   -------------   -----------

                                  $         -   $         -    $          -   $         -
                                  ===========   ===========   =============   ===========

   HCL is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCL and HCC, HCL's benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes for either of the nine month periods ended September 30, 2001 or 2000.

   At September 30, 2001, HCL has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $59,200,000 which do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(6)  Transactions with Affiliates

   The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of
(1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $746,000 and $2,219,000, respectively, for the three and nine month periods ended September 30, 2001 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable of $2,375,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

   The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both September 30, 2001 and December 31, 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $108,000 and $289,000, respectively, during the three and nine month periods ended September 30, 2001. Unpaid charges of $12,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

   HCS also has a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 and $270,000, respectively under the agreement during the

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

three and nine month periods ended September 30, 2001.
Unpaid charges of $30,000 and $12,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

(7)  Commitments and Contingencies

   HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both September 30, 2001 and December 31, 2000. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principal on the loan is due to be repaid on December 20, 2010.

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

   For so long as it remains a joint venture partner in HCS, Paddlewheels will also receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2001. Such interests amounted to $372,000 and $1,109,000, respectively, during the three and nine month periods ended September 30, 2001. Allocations earned, but not paid amounting to $114,000 and $78,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

   HCS has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at September 30, 2001 or December 31, 2000 as the underlying construction work has not been performed. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest.

                    HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                (wholly owned by Hollywood Casino Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

   On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at September 30, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.


(8)  Supplemental Cash Flow Information

   HCL paid interest during the nine month periods ended September 30, 2001 and 2000, net of amounts capitalized during 2000, totaling $21,519,000 and $11,853,000, respectively.

   During the nine month period ended September 30, 2000, HCS obtained proceeds under capital lease obligations amounting to $19,025,000 used to purchase fixed assets (see Note 4).

   A contingent liability in the amount of $2,499,000 with respect to HCL's acquisition of its partner's interest in HCS was converted to a note payable and has been excluded from the accompanying consolidated statement of cash flows for the nine month period ended September 30, 2000 as a noncash transaction.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition, impact from the recent terrorist attacks and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, earnings forecasts, objectives, plans, intentions or goals are forward-looking statements.

   HCL has had no significant operating activities other than certain costs incurred in developing the Shreveport Casino. Accordingly, management's discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries are separately noted where significant.

Events of September 11, 2001
----------------------------

   Entertainment-related companies, already suffering from the general economic downturn, experienced an additional setback from the tragic events of September 11, 2001. While difficult to measure with any degree of precision, management believes the Shreveport Casino's operating results for the third quarter were negatively impacted by the difficult operating environment triggered by the tragic September events. Management analyzed the operating revenues and gaming activity for its facility relative to its internal budget for the period from September 1 through September 10 and for the period from September 11 through the end of the month. By comparing the operating trends for these two periods, management has estimated that the Company's revenues for the month of September were reduced by approximately $1.7 million (14.8%) as a result of the terrorist attacks.

   October revenues have continued to underperform budgeted amounts at the Shreveport Casino. There is no way for management to determine when gaming levels at the facility might return to their pre-September 11 levels.

Results of Operations
---------------------

   The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Due to the lack of comparable period historical operations, the discussion of departmental operations which follows will be based on comparisons

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

between the second and third quarters of 2001.The following table presents departmental operating results for each of the second and third quarters of 2001 together with percentages of departmental revenues to total net revenues and of departmental expenses as a percentage of the associated revenues for such periods.


                                  Three Months Ended    Three Months Ended
                                  September 30, 2001       June 30, 2001
                                 --------------------  ---------------------
Revenues:
  Casino                         $36,873,000    99.2%  $ 37,927,000   105.4%
  Rooms                            2,426,000     6.5      2,737,000     7.6
  Food and beverage                6,769,000    18.2      6,748,000    18.8
  Other                              721,000     1.9        880,000     2.4
  Promotional allowances          (9,613,000)  (25.8)   (12,300,000)  (34.2)
                                 -----------   -----   ------------   -----

  Net revenues                    37,176,000   100.0     35,992,000   100.0
                                 -----------   -----   ------------   -----

Departmental Expenses:
  Casino                          26,614,000    72.2     30,399,000    80.2
  Rooms                              535,000    22.1        421,000    15.4
  Food and beverage                1,714,000    25.3      1,924,000    28.5
  Other                              574,000    79.6      1,167,000   132.6
                                 -----------   -----   ------------   -----

  Total departmental expenses     29,437,000    79.2     33,911,000    94.2
                                 -----------   -----   ------------   -----

Departmental profit              $ 7,739,000    20.8%  $  2,081,000     5.8%
                                 ===========   =====   ============   =====

   The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, growing by only 19% during the third quarter of 2001 and by only 15.1% during the second quarter of 2001 compared to the corresponding periods in 2000. The revenue growth experienced in the market during 2001 also reflects heavy promotional activity associated with the opening of the Shreveport Casino and the opening of a competitor's hotel; accordingly, management believes that the real market growth is somewhat less than the calculated amounts above. In addition, management believes the lack of market growth reflects the current economic slowdown which has negatively affected the Shreveport market during the first nine months of 2001.

   The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than management originally anticipated. With the implementation of its marketing programs, the Shreveport

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. HCS is continuing to fine-tune its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, HCS terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month from June through October.

   Gaming Operations

   Total gross wagering at the Shreveport Casino as measured by table game drop and slot machine handle amounted to $436.1 million during the third quarter and $466.6 million during the second quarter of 2001. The third quarter decline compared to the second quarter reflects a 7.8% decrease in slot machine wagering partially offset by a 3.2% increase in table game wagering. As previously noted, management is continuing to refine its marketing strategies to most effectively and efficiently reach its targeted patrons.

   Revenues

   Casino revenues totaled $36.9 million during the third quarter and $37.9 million during the second quarter of 2001. During the third quarter of 2001, slot machine and table game revenues accounted for 73.5% and 26.5%, respectively, of total casino revenues. During the second quarter, slot machine and table game revenues accounted for 74.3% and 25.7%, respectively, of total casino revenues. The third quarter decline in casino revenues reflects the decrease in slot machine wagering previously noted partially offset by a slight increase in the slot machine hold percentage. Table games experienced a decline in the hold percentage to 17.6% during the third quarter of 2001 compared to 18.1% during the second quarter. A casino's hold percentage is the percentage of money that it retains as revenue out of the total amount wagered.

   Room revenues decreased to $2.4 million during the third quarter from $2.7 million during the second quarter of 2001 reflecting hotel occupancy rates of 93.1% and 88.4%, respectively, and average daily rates of $70 and $84, respectively. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been offset by the improvement in hotel occupancy.

   Food and beverage revenues did not change significantly between the second and third quarters of 2001. Other revenues declined to $721,000 during the third quarter from $880,000 in the second quarter reflecting declines in retail sales and commission revenues.

   Promotional allowances include the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty programs. Such allowances decreased as a percent of revenues to 25.8% during the third quarter of 2001 compared to 34.2% during the second quarter. Promotional allowances representing the value of free goods and services were virtually unchanged as a percentage of the associated revenues during the third quarter of

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001 while cash incentive programs and the cost of customer loyalty programs decreased significantly as the marketing programs implemented during the second quarter were scaled back to better focus on targeted patrons.

   Departmental Expenses

   The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the second quarter of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. As reflected in the above table, casino and food and beverage costs as a percentage of the associated revenues all showed significant declines during the third quarter of 2001 compared to the second quarter. As cost savings initiatives implemented by management are completed and the volume of business continues to grow, management anticipates such cost ratios should continue to improve. Rooms costs increased as a percentage of rooms revenues during the third quarter, reflecting both the decline in revenues due to a lower average daily rate as well as additional costs associated with higher occupancy rates.

   In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2001, the Shreveport Casino's operating expenses would have increased by $625,000 during the third quarter and by $772,000 during the second quarter.

   General and Administrative

   The Shreveport Casino incurred general and administrative expenses of $4.8 million and $16.2 million, respectively, during the three and nine month periods ended September 30, 2001. Such expenses included $747,000 and $2.2 million, respectively, in management fees incurred to a subsidiary of HCC. The Shreveport Casino incurred no general and administrative expenses during the 2000 three and nine month periods as, prior to opening, administrative personnel and their associated expenses were included in preopening costs. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, amounted to $38,000 and $73,000, respectively, during the three month periods ended September 30, 2001 and 2000 and $143,000 and $219,000, respectively, during the nine month periods ended September 30, 2001 and 2000.

   Depreciation and Amortization

   Depreciation and amortization expense increased to $4 million and $11.9 million, respectively, during the third quarter and first nine months of 2001 from $10,000 and $16,000, respectively, during the prior year periods. The increases result from substantially all of the Shreveport Casino's fixed assets being placed in service in December 2000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Preopening Costs

   Preopening costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $3.2 million and $4.6 million, respectively, during the third quarter and first nine months of 2000.

   Interest Income

   Interest income at HCS decreased 87.6% and 89.1%, respectively, during the third quarter and first nine months of 2001 compared to the prior year periods as unexpended cash proceeds of HCS's issue of $150 million of First Mortgage Notes on August 10, 1999 were spent in connection with the construction of the Shreveport Casino. HCL earned additional interest income of $18,000 and $55,000 during the three month periods ended September 30, 2001 and 2000, respectively, and $115,000 and $159,000 during the nine month periods ending September 30, 2001 and 2000, respectively.

   Interest Expense

   Interest expense increased by $4.9 million (287.4%) and $10.4 million (124.7%), respectively, during the three and nine month periods ended September 30, 2001 compared to the prior year periods due primarily to construction period interest no longer being capitalized and to the increase in HCS's long-term
indebtedness.   Interest capitalized on the First Mortgage Notes during the third quarter and first nine months of 2000 amounted to $3.7 and $7.5 million, respectively. HCS entered into a $30 million lease financing arrangement prior to opening. In June 2001, the $27.5 million outstanding principal amount of the lease financing was retired with a portion of the proceeds from the issue of $39 million of Senior Secured Notes. The Senior Secured Notes also provided additional working capital for the Shreveport Casino. The increase in overall borrowings, coupled with a higher interest rate (an effective rate of 12.21% on the Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement), also contributed to additional interest expense in the 2001 periods.

   Interest expense also includes the amortization of deferred financing costs incurred in connection with the First Mortgage Notes, the Senior Secured Notes and, for periods prior to June 15, 2001, the lease financing. Such amortization amounted to $283,000 and $248,000, respectively, during the three month periods ended September 30, 2001 and 2000 and $1 million and $642,000, respectively, during the nine month periods ended September 30, 2001 and 2000. Contingent interest incurred with respect to the First Mortgage Notes and Senior Secured Notes amounted to $163,000 during both the third quarter and nine month periods of 2001.

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

   Minority Interest in Hollywood Casino Shreveport

   In accordance with the terms of its joint venture agreement, HCL's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues", as defined, earned by the Shreveport Casino. The allocation of this interest is reflected by HCL as a minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $372,000 and $1,109,000, respectively, during the third quarter and first nine months of 2001 and is reflected as a reduction in arriving at net loss on the accompanying consolidated statements of operations of HCL.

   Extraordinary Item - Loss on Early Extinguishment of Debt

   During June 2001, HCS retired its outstanding capital lease financing with a portion of the proceeds from the Senior Secured Notes. The extraordinary loss from early extinguishment of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

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

   Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities of approximately $6.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   The Shreveport Casino experienced negative cash flow from operations during the first nine months of 2001 amounting to $30.4 million. Cash on hand, together with capital contributions of $8.7 million and proceeds from the issue of the Senior Secured Notes were sufficient to make up the shortfall in the Shreveport Casino's operating cash needs as well as to retire its capital lease obligations ($27.5 million), make required principal payments under capital leases ($2.5 million) and other debt obligations ($1.8 million), pay for property additions of $4.9 million and pay distributions amounting to $1.2 million to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for its "complex net revenue" interest (see below) and to pay their franchise taxes.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino's net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $2.2 million during the first nine months of 2001. Under the indentures governing the First Mortgage Notes and Senior Secured Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

   HCS I, Inc. and HCS II, Inc. assumed an obligation of HCL to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's "complex net revenues" in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $1.1 million and incurred marine services fees of $270,000 under these agreements during the first nine months of 2001.

   Financing Activities

   HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide the initial $230 million funding needed to develop, construct, equip and open the Shreveport Casino. Such project costs included financing costs of $7.3 million and a $5 million payment made in August 1999 to the City of New Orleans with respect to moving QNOV's license to Shreveport. The $230 million also included a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. HCC subsequently made additional cash capital contributions of $5.9 million in December 2000 and $8.7 million in May 2001.

   Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $130,000 during the nine month period ended September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

   In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $33,000 during the nine month period ended September 30, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations with the remainder available for working capital purposes.

   Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

   HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $1.5 million during the nine month period ended September 30, 2001, including percentage rentals amounting to $1.1 million. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $4.3 million during the nine month period ended September 30, 2001.

   HCS agreed to contingently reimburse one of QNOV's partners $2 million payable in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The obligation was repaid in October 2001.

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

   As of September 30, 2001, HCS's scheduled maturities of long-term debt during the remainder of 2001 are approximately $202,000.

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Capital Expenditures and Other Investing Activities

   Capital expenditures at the Shreveport Casino during the first nine months of 2001 amounted to $4.9 million, primarily for the completion of certain hotel
suites and a health spa facility.   Management anticipates minimal expenditures
during the remainder of 2001 toward the Shreveport Casino's ongoing program of capital improvements.

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

   HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course through the first nine months of 2001 amounted to $244,000 (including $196,000 during 2001). Given the difficult market conditions, the partners in the golf course are currently reviewing the economic feasibility of proceeding with the golf course at this time. In addition, the partners are awaiting certain material permits and approvals required to initiate construction of this golf course. If the partners do proceed, the Shreveport Partnership will be required to make approximately $2.4 million in additional capital contributions to complete construction.

   HCS has agreed to reimburse up to $579,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest.

   Conclusion

   HCC has the ability under its existing loan agreements to make approximately $1 million in additional capital contributions to HCS. To the extent HCC desires to make additional contributions to HCS in excess of the $1 million amount, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding senior secured notes. Management of HCC also hopes to receive payments on its outstanding receivables from GBCC which would provide HCC with additional flexibility to make future capital contributions to HCS. HCC is currently negotiating with GBCC to restructure
GBCC's outstanding obligations to HCC.   Other than trade payables, HCC is
GBCC's sole creditor. Because the fair market value of GBCC's assets is less than its obligations to

                 HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HCC, HCC will receive any proceeds realized from the restructuring, sale or liquidation of GBCC or its assets. Proceeds received by HCC from the restructuring of GBCC will not be restricted by the terms of HCC's loan agreements and therefore would be available for any corporate purpose, including making additional capital contributions to HCS. While management continues to aggressively pursue a prompt restructuring of GBCC's obligations to HCC, it is uncertain when such restructuring will ultimately be consummated. It is also likely that a restructuring of GBCC will require that GBCC file for bankruptcy protection pursuant to a pre-packaged plan of reorganization.

   Management believes that existing cash from HCC's $8.7 million capital contribution in May 2001 and from proceeds of the Senior Secured Notes, together with cash from operations and additional HCC contributions as described above, will be sufficient to meet HCS's liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, HCS will be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

PART II:  OTHER INFORMATION
---------------------------

Item 6.(a) - Exhibits

# 10.1  Employment Agreement by and between Hollywood Casino Shreveport and Gary
        A. Gregg.  (Exhibit 10.20)
______________

# Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

Item 6.(b)  - Reports on Form 8-K

   The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HOLLYWOOD CASINO SHREVEPORT
                                 SHREVEPORT CAPITAL CORPORATION
                                 By: HCS I, Inc.

Date:    November 13, 2001       By: /s/  Paul C. Yates
         -------------------         --------------------------------
                                          Paul C. Yates
                                     Executive Vice President, Chief
                                     Financial Officer, Treasurer and
                                     Assistant Secretary


                                           HWCC-LOUISIANA, INC.

Date:    November 13, 2001       By: /s/  Paul C. Yates
         -------------------         --------------------------------
                                          Paul C. Yates
                                     Executive Vice President, Chief
                                     Financial Officer, Treasurer and
                                     Assistant Secretary