Form 10-K405
period 2001-12-31
HOLLYWOOD CASINO SHREVEPORT; HWCC LOUISIANA INC; SHREVEPORT CAPITAL CORP
filed 2002-03-28
CIK 1096352, 1096354, 1096353

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------   -----------------

Commission file number 333-88679

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

(Registrant's telephone number, including area code): (318) 220-0711

           Securities registered pursuant to Section 12(b) of the Act:

 $150,000,000 of 13% First Mortgage Notes with Contingent Interest due August 1, 2006
 $39,000,000 of 13% Senior Secured Notes with Contingent Interest due August 1, 2006
-------------------------------------------------------------------------------------
                               Title of each class

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                               Title of each class

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2002, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in Hollywood Casino Shreveport. As of March 27, 2002, 1,000 shares of common stock of Shreveport Capital Corporation, $.01 par value, are outstanding, all of which are owned by Hollywood Casino Shreveport.

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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,434 slot machines and 66 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

     Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS and receives an amount equal to 1% of "complex net revenues," as defined, of the Shreveport Casino.

     Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes, as defined below, and has not and has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

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

Operations
----------

     HCS owns the Shreveport Casino, a highly-themed hotel and casino destination resort in Shreveport, Louisiana. The Shreveport Casino enjoys high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport market with its feeder markets of Dallas/Ft. Worth and East Texas. The Shreveport Casino is managed by a wholly-owned subsidiary of HCC and utilizes the same theme and marketing and operating strategies that have been successfully implemented at HCC's other properties.

     The Shreveport Casino commenced operations on December 20, 2000. The destination resort consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,434 slot machines and approximately 66 table games. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Shreveport Casino's computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

     The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include the award-winning Fairbanks(R) gourmet steakhouse, the Hollywood Epic Buffet(R), a 1950's-style casual diner (the Hollywood Diner(SM)), a premium players' club (the Hollywood Director's Club(SM)) and an entertainment show room (the Hollywood Celebrity Lounge(SM)) . The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and the Hollywood Casino Studio Store(SM), a highly-themed shopping facility that offers movies on video, soundtrack compact discs and logo merchandise.

     The Shreveport Casino offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed, movie- themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

     The Shreveport Casino features HCC's unique Hollywood theme throughout the gaming, dining and entertainment facilities. Management believes that the use of the Hollywood theme has broad patron appeal and distinguishes the Shreveport Casino from its competitors. Additionally, the nature of the theming permits periodic and cost effective updating, which management believes encourages both initial and repeat visits. The Hollywood theme has been used successfully at other casino facilities owned and operated by HCC in Aurora, Illinois and Tunica, Mississippi.

     The Shreveport Casino is located near the Shreveport Civic Theater. The 1,720-seat auditorium is used by the Shreveport Casino to provide headliner entertainment for customers. Entertainers that have performed at the theater include Tony Bennett, Jay Leno, Natalie Cole, Patti LaBelle, Ray Charles, Travis Tritt and Brooks and Dunn.

     The Shreveport Casino will also feature an extensive restaurant and entertainment development that is designed to be a "New Orleans style" outdoor walking promenade. As currently planned, the promenade will have approximately 42,000 square feet of dinning, live entertainment and retail space. The restaurant and entertainment promenade is being developed by a third party development group which includes the principal developer of Beale Street in Memphis, Tennessee. The promenade is expected to be completed and opened during 2002. Given the difficult market conditions, the Shreveport Casino is currently reviewing the economic feasibility of a previously planned championship golf course.

     The Shreveport Casino was built next to an existing riverboat gaming and hotel facility operated by Harrah's. The two casinos form the first and only "cluster" in the Shreveport market, allowing patrons to park once and easily walk between the two facilities. Harrah's opened a new 514-room hotel tower during the first quarter of 2001. With the opening of the Shreveport Casino, there are five casinos operating in the Shreveport market. In 2001, the Shreveport market was the eighth largest gaming market in the United States and the largest in Louisiana. The Shreveport market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators in the Shreveport market generated approximately $805.8 million in gaming revenues in 2001, an increase of approximately 17.4% over 2000. Exclusive of the Shreveport Casino, which opened in December 2000, revenues for the four operators open throughout both 2000 and 2001 decreased by 3.2%.

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

     The Shreveport Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms to expand its patron mix to include overnight visitors. The planned restaurant and entertainment promenade is expected to further promote such overnight stays. Management also utilizes sophisticated casino information technology used at other HCC-owned facilities to identify premium patrons. Such information is then used to encourage participation in its casino player's card program and tailor promotions and special events to cater to this market segment. Management believes that the location of HCC's executive offices in Dallas results in a competitive advantage in attracting customers to the Shreveport Casino from its target markets in Texas.

     The Shreveport Casino is owned by HCS which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HCL. HCS operates Shreveport Casino under a management agreement with HWCC- Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC. The management agreement provides that HCS pays a management fee of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino's annual earnings before interest, taxes, depreciation and amortization ("EBITDA") above $25 million.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising at the Shreveport Casino in accordance with applicable regulations are enforceable under Louisiana law. For the year-ended December 31, 2001, gaming credit extended to customers accounted for less than 2.1% of overall wagering. At December 31, 2001, gaming receivables amounted to

$2.5 million before allowances for uncollectible gaming receivables which amounted to $534,000. Management of the Shreveport Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. At December 31, 2001 there were
     -----------------------------
approximately 1,800 employees at the Shreveport Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

     The Shreveport Casino competes directly with Binion's Horseshoe, Harrah's, the Isle of Capri and Casino Magic in the Shreveport market. Some of these competitors have higher profile brand names and greater financial resources than HCS. All of these competitor's have operated in the Shreveport market for several years and have established customer bases. There can be no assurance that the Shreveport Casino will be able to effectively compete against these four established casinos, or that the Shreveport market is large enough to allow more than four casinos to operate profitably. Furthermore, one or more of the current operators in other parts of Louisiana could relocate to the Shreveport market which would directly increase competition in the market. The Horseshoe Casino recently announced plans, subject to board approval, to begin construction of a $50 million, 300-room hotel expansion of its Bossier City property as early as the summer of 2002. The opening of this facility would further increase competition for overnight patrons.

     The Louisiana Riverboat Economic Development and Gaming Control Act provides that the designated gaming area shall not exceed the lesser of 60% percent of the total square footage of the passenger access area of the vessel or 30,000 square feet at each casino. The facilities of three of the competitors in the Shreveport market arguably contain less than the total amount of gaming space permitted. If these competitors were to increase the size of their facilities, they would be able to add more gaming positions, which would directly increase competition in the Shreveport market. One of these competitors, Casino Magic, has publicly stated that it intends, in the near future, to undertake an expansion and improvement of its facility at an estimated cost of $25 million.

       Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it operates. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the Shreveport Casino. In March 2002, an investor group seeking to purchase Louisiana Downs received a preliminary approval, subject to being found suitable as owners, for a $175 million expanded entertainment facility to include approximately 1,500 slot machines, a 325-room hotel with convention facilities, a 1,200 square foot ballroom and a 1,500-seat theater. Additional plans call for an adjacent festival marketplace and a 10,000-seat amphitheater. Once approvals are received and construction begins, the casino is expected to take eight to ten months and the hotel and other facilities are expected to take 15 to 18 months to complete. The completion of this facility would result in another source of competition for the Shreveport Casino, which could have a material adverse affect on the Shreveport Casino.

     Casino gaming is currently prohibited in several jurisdictions adjacent to Louisiana. As a result, management anticipates that a significant portion of the Shreveport Casino customers will be residents of these jurisdictions, primarily Texas. Although casino gaming is currently not permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas legislature has considered proposals to authorize casino gaming in the past. The legislation of casino gaming in Texas, or in other nearby jurisdictions, would have a material adverse effect on the business, financial condition and results of operations of HCS.

     The Shreveport Casino also faces competition from other forms of gaming, such as state-sponsored lotteries and video lottery terminals, pari-mutual betting on horse and dog racing and bingo parlors, as well as other forms of entertainment in Louisiana and other places from where it draws its customers.

Casino Regulation
-----------------

     The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the "Louisiana Act"). As of May 1, 1996, gaming activities are regulated by the LGCB. The LGCB is responsible for issuing gaming licenses and enforcing the laws, rules and regulations relative to riverboat gaming activities. The LGCB is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive five-year renewals after the initial five-year term.

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

     The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming as subsequently modified and, including but not limited to the following: (1) in parishes, including the site for the Shreveport Casino, other than the parish (currently Orleans Parish) of the Land-Based Casino, which is referred to as the "Official Gaming Establishment," gaming may only be conducted while a riverboat is docked and no cruises or excursions may be conducted; however, in the parish of the Official Gaming Establishment, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat's master; (2) each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels; (9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

     Any person who has or controls directly or indirectly 5% or more ownership, income, profit or economic interest in the Shreveport Casino, or who receives 5% or more revenue interest in the form of a commission, finder's fee, loan repayment, or any other business expense related to the Shreveport Casino, or who has the ability, in the opinion of the LGCB, to exercise a significant influence over the Shreveport Casino or Shreveport Management, must meet all suitability requirements under the Louisiana Act. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, an applicant must demonstrate by clear and convincing evidence that he is a person of good character, honesty and integrity; that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements incidental thereto; and is capable of and likely to conduct the activities for which the applicant is licensed under the provisions of the Louisiana Act. The LGCB will not grant any licenses unless it finds that:

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

     The LGCB may not award a license to any applicant who has been convicted or pled guilty or nolo contendere to any offense punishable by imprisonment of more than one year, theft or attempted theft, illegal possession of stolen things or any offense or attempt involving the misappropriation of property or funds, any offense involving fraud or attempted fraud, false statement or declarations, gambling as defined by the laws or ordinances or any municipality, any parish or county, any state, or of the United States, or a crime of violence (each a "Material Offense"); who is currently being prosecuted or regarding whom charges are pending in any jurisdiction for a Material Offense; who is not current in filing applicable tax returns and in the payment of all taxes, penalties and interest owed to the State of Louisiana, any political subdivision of Louisiana or the Internal Revenue Service, excluding items under formal appeal; or who has failed to provide information and documentation to reveal any fact material to a suitability determination, or has provided information which is untrue or misleading as to a material fact pertaining to the suitability criteria.

     The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior LGCB approval. A security issued by a holder of a license must generally disclose these restrictions.

     Section 2501 of the regulations enacted by the Louisiana State Police Riverboat Gaming Division pursuant to the Louisiana Act requires prior written approval by the LGCB of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than a corporation) or economic interest of 5% or more in any licensee.

     Section 2523 of the regulations under the Louisiana Act requires notification to an prior approval from the LGCB of (1) the application for, receipt, acceptance or modification of a loan, (2) the use of any cash, property, credit, loan or line of credit, or (3) the guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee's behalf. Exceptions to prior written approval include, without limitation, any transaction for less than $2.5 million in which all of the lending institutions are federally regulated, any transaction modifying the terms of an existing, previously approved loan transaction, or any transaction involving publicly registered debt and other securities sold pursuant to a firm underwriting agreement.

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

     The Louisiana Act imposes franchise and license fees of $50,000 per riverboat for the first year and $100,000 for subsequent years together with a gaming tax based on a percentage of the net gaming proceeds. In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the previous rate of 18.5% and eliminated the cruising requirement for those boats previously required to cruise. The tax increase is being phased in over a 25- month period for all riverboats in the Shreveport/Bossier City area, which were not subject to the cruising requirements. Accordingly, the gaming tax imposed on the Shreveport Casino was increased to 19.5% effective April 1, 2001 with additional 1% increases scheduled on April 1, 2002 and April 1, 2003. Several local governments have been authorized to impose additional fees on adjusted gross gaming revenues and/or other fees. The Shreveport Casino is required to make certain payments to the City of Shreveport under its ground lease agreement in lieu of boarding fees. Franchise and license fees and payments in lieu of boarding fees for the Shreveport Casino amounted to $34.4 million and $1.9 million during 2001and 2000, respectively. Had the entire 3% gaming tax increase been in effect during 2001 and 2000, the Shreveport Casino's operating expenses would have increased by approximately $3.3 million and $243,000, respectively.

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

Non-Gaming Regulation
---------------------

     HCS is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. HCS has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to its operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean- up of oil pollution. This requirement would be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty.

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

     The ground lease for the Shreveport Casino has an initial term ending on the tenth anniversary of the opening of the Shreveport Casino with options for HCS to renew on the same terms for up to an additional 40 years and with further renewals available at prevailing rates and terms. Beginning with the opening of the Shreveport Casino, base rental payments under the lease are $450,000 per year during the initial ten-year lease term. In addition to base rent, the Shreveport Casino pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the ground lease.

     Up to $30 million in furniture, fixtures and equipment is pledged as collateral for $39 million of 13% Senior Secured Notes with contingent interest (the "Senior Secured Notes") issued by HCS during June 2001. The Senior Secured Notes are nonrecourse to HCC. Contingent interest on the Senior Secured Notes is equal to 1.3% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Substantially all other assets of HCS are pledged as collateral for $150 million of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") issued by HCS during August 1999 and guaranteed by HCL. The First Mortgage Notes are nonrecourse to HCC. Contingent interest on the First Mortgage Notes is equal to 5% of the Shreveport Casino's cash flow, as defined, for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Payment of contingent interest on both the Senior Secured Notes and First Mortgage Notes may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

ITEM 3. LEGAL PROCEEDINGS

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     As of March 27, 2002, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in HCS.

     As of March 27, 2002, 1,000 shares of common stock of Shreveport Capital Corporation, $.01 par value, are outstanding, all of which are owned by HCS.

     HCS paid cash distributions pursuant to its tax sharing agreements and "complex net revenues" agreement to its partners totaling $1,537,000 during 2001. Other distributions to its partners are restricted under the terms of the indenture to the First Mortgage Notes as more fully described in Note 3 of "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA

Hollywood Casino Shreveport and HWCC-Louisiana, Inc.
----------------------------------------------------

     The following tables set forth selected financial information for HCS and HCL and are qualified in their entirety by, and should be read in conjunction with, HCS and HCL's Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited financial statements of HCS and HCL presented in Item 8. Selected financial data for Shreveport Capital Corporation is not included because management has determined that such information is not material to investors since Shreveport Capital Corporation has not and is not expected to have any operating activities, acquire any assets or incur any liabilities.

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Consolidated Statement of Operations Data:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                          2001        2000        1999     1998(1)    1997(1)
                                                        --------    --------    -------    -------    -------
                                                                             (in thousands)
Net revenues ........................................   $143,868    $  7,754    $    --    $    89    $47,455
                                                        --------    --------    -------    -------    -------

Expenses:
Departmental ........................................    127,227       5,837         --        210     39,136
    General and administrative ......................     20,219         321         --        986      4,987
    Preopening and development ......................         --      14,794        991         90         --
    Depreciation and amortization ...................     15,866         506          2         --      1,547
                                                        --------    --------    -------    -------    -------

      Total expenses ................................    163,312      21,458        993      1,286     45,670
                                                        --------    --------    -------    -------    -------

(Loss) income from operations .......................    (19,444)    (13,704)      (993)    (1,197)     1,785
                                                        --------    --------    -------    -------    -------
Non-operating income (expense):
    Interest income .................................        652       5,795      3,644        296        583
    Interest expense (net of capitalized interest
       of $11,814 in 2000 and $1,052 in 1999 ........    (25,350)     (9,991)    (6,946)       (50)       (88)
    Loss on disposal of assets ......................        (26)         --         --         --         --
                                                        --------    --------    -------    -------    -------
      Total non-operating (expense)
         income,  net ...............................    (24,724)     (4,196)    (3,302)       246        495
                                                        --------    --------    -------    -------    -------

(Loss) income before extraordinary item .............    (44,168)    (17,900)    (4,295)      (951)     2,280
Extraordinary item-loss from early
    extinguishment of debt ..........................       (843)         --         --         --         --
                                                        --------    --------    -------    -------    -------

Net (loss) income ...................................   $(45,011)   $(17,900)   $(4,295)   $  (951)   $ 2,280
                                                        ========    ========    =======    =======    =======

Consolidated Balance Sheet Data:

                                                            December 31,
                                         ---------------------------------------------------
                                           2001        2000       1999      1998     1997(1)
                                         --------    --------   --------   ------    -------
                                                         (in thousands)
Total assets .........................   $212,034    $242,384   $209,480   $5,691    $ 6,438
Total debt, including capital lease
    obligations ......................    190,105     181,946    151,759       --         --
Partners' (deficiency) capital .......     (8,699)     29,174     38,171      (35)    (6,218)

----------
(1) The ownership of HCS was transferred on September 22, 1998. From that time until December 20, 2000, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino commenced operations on December 20, 2000. Under its previous owners, HCS (then known as QNOV) operated a riverboat casino in New Orleans until October 1997. From October 1997 until September 21, 1998, QNOV had no operations and was seeking new owners.

                      HWCC-LOUISIANA, INC. AND SUBSIDIARIES

Consolidated Statement of Operations Data:

                                                              Year Ended December 31,
                                                 ------------------------------------------------
                                                   2001        2000      1999(1)    1998     1997
                                                 --------    --------    -------    ----    -----
                                                                 (in thousands)
Net revenues ................................    $143,868    $  7,754    $    --    $ --    $  --
                                                 --------    --------    -------    ----    -----

Expenses:
   Departmental .............................     127,227       5,837         --      --       --
   General and administrative ...............      20,414         587         10      --       --
   Preopening and development ...............          --      14,794      1,024      39      644
   Depreciation and amortization ............      15,866         506          2      --       --
                                                 --------    --------    -------    ----    -----

     Total expenses .........................     163,507      21,724      1,036      39      644
                                                 --------    --------    -------    ----    -----

Loss from operations ........................     (19,639)    (13,970)    (1,036)    (39)    (644)
                                                 --------    --------    -------    ----    -----

Non-operating income (expenses):
   Interest income ..........................         780       6,007      3,701      --       --
   Interest expense, net of capitalized
      interest of $11,814 in 2000 and
      $1,052 in 1999 ........................     (25,350)     (9,991)    (6,946)     --       --
   Loss on disposal of assets ...............         (26)         --         --      --       --
                                                 --------    --------    -------    ----    -----

     Total non-operating expense, net .......     (24,596)     (3,984)    (3,245)     --       --
                                                 --------    --------    -------    ----    -----

Loss before extraordinary and
   other  items .............................     (44,235)    (17,954)    (4,281)    (39)    (644)
Minority interest in
   Hollywood Casino Shreveport ..............      (1,438)        (78)        --      --       --
Pre-acquisition losses ......................          --          --         12      --       --
Equity in losses of Hollywood Casino
   Shreveport ...............................          --          --         --     (17)      --
                                                 --------    --------    -------    ----    -----

Loss before extraordinary item ..............     (45,673)    (18,032)    (4,269)    (56)    (644)
Extraordinary item-loss from
   early extinguishment of debt .............        (843)         --         --      --       --
                                                 --------    --------    -------    ----    -----

Net loss ....................................    $(46,516)   $(18,032)   $(4,269)   $(56)   $(644)
                                                 ========    ========    =======    ====    =====

Consolidated Balance Sheet Data:

                                                              December 31,
                                           --------------------------------------------------
                                            2001         2000      1999(1)    1998     1997
                                           --------    --------   --------   ------   -------
                                                                           (in thousands)
Total assets ...........................   $219,802    $252,017   $219,428   $2,705   $    42
Total debt, including capital lease
  obligations ..........................    190,105     184,445    151,759       --        --
Shareholder's (deficit) equity .........     (3,548)     34,293     46,000    1,369    (1,075)

----------
(1) Consolidated to include the results of operations and balance sheet of Hollywood Casino Shreveport. Losses of Sodak Louisiana, L.L.C. from its equity interest in Hollywood Casino Shreveport for the period prior to its acquisition by HWCC-Louisiana, Inc. on April 23, 1999 are presented as pre-acquisition losses and reduce the consolidated net loss of HWCC-Louisiana, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements about the business, results of operations, cash flows, financial condition, impact from the recent terrorist attacks and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "expects", "anticipates" and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL's business strategy, outlook, earnings forecasts, objectives, plans, intentions or goals are forward-looking statements.

     HCL has had no recent operating activities and currently serves as a holding company. Prior to the opening of the Shreveport Casino on December 20, 2000, HCL incurred certain costs with respect to its development. In prior years, HCL incurred costs in the effort to obtain a license and site for a riverboat casino facility in Louisiana. Accordingly, management's discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries will be separately noted where significant.

     The ownership of HCS was transferred on September 22, 1998 when the current partners acquired their partnership interests from the former partners. HCS was a development stage entity from September 22, 1998 until the Shreveport Casino opened for business on December 20, 2000.

     Entertainment-related companies, already suffering from the general economic downturn, experienced an additional setback from the tragic events of September 11, 2001. While difficult to measure with any degree of precision, management believes the Shreveport Casino's operating results for the third and fourth quarters were negatively impacted by the difficult operating environment triggered by the tragic September events. Management analyzed the operating revenues and gaming activity for its facility relative to its internal budget for the period from September 1 through September 10 and for the period from September 11 through the end of the month. By comparing the operating trends for these two periods, management has estimated that the Company's revenues for the month of September were reduced by approximately $1.7 million (14.8%) as a result of the terrorist attacks. Fourth quarter revenues continued to underperform budgeted amounts at the Shreveport Casino. Although monthly revenues have not yet returned to their pre-September 11 levels, January and February 2002 revenues have exceeded those generated during the comparable months of 2001.

     RESULTS OF OPERATIONS

     General

     The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Accordingly, the discussion of departmental operations which follows will, of necessity, be based on comparisons between the full year of operations in 2001 and the twelve day period of operations during 2000. The following table presents departmental operating results for such periods together with the percentages of departmental revenues to total revenues and of departmental expenses as a percentage of the associated revenues.

                                                               Period from
                                       Year Ended          December 20, 2000
                                     December 31, 2001     to December 31, 2000
                                    --------------------   --------------------

Revenues:
     Casino                         $144,334,000   100.3%  $ 7,194,000    92.8%
     Rooms                             9,803,000     6.8       302,000     3.9
     Food and beverage                25,521,000    17.7     1,330,000    17.2
     Other                             3,412,000     2.4        74,000      .9
     Promotional allowances          (39,202,000)  (27.2)   (1,146,000)  (14.8)
                                    ------------   -----   -----------   -----
     Net revenues                    143,868,000   100.0     7,754,000   100.0
                                    ------------   -----   -----------   -----

Departmental Expenses:
     Casino                          113,367,000    78.8     5,193,000    67.0
     Rooms                             2,091,000     1.4        88,000     1.1
     Food and beverage                 8,455,000     5.9       413,000     5.3
     Other                             3,314,000     2.3       143,000     1.9
                                    ------------   -----   -----------   -----
     Total departmental expenses     127,227,000    88.4     5,837,000    75.3
                                    ------------   -----   -----------   -----

Departmental profit                 $ 16,641,000    11.6%  $ 1,917,000    24.7%
                                    ============   =====   ===========   =====

     The Shreveport Casino recognized a loss from operations of $19.4 million in 2001 compared to losses of $13.7 million in 2000 and $993,000 in 1999. Excluding preopening and development costs, the Shreveport Casino earned income from operations of $1.1 million in 2000 and had virtually no loss in 1999. As previously noted, the Shreveport Casino opened on December 20, 2000 and all activities prior to that date related to its development and construction activities.

     The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. HCS is continuing to fine-tune its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, HCS terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. However, as a result of the elimination of the marketing programs and other cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month since June 2001.

     The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, growing by only 17.4% during 2001 compared to 2000. The revenue growth experienced in the market during 2001 also reflects heavy promotional activity associated with the opening of the

Shreveport Casino and the opening of a competitor's hotel; accordingly, management believes that the real market growth has been somewhat less than the calculated 17.4%. In addition, management believes the lack of market growth reflects the current economic slowdown which has negatively affected the Shreveport market during 2001.

     Gaming Operations

     Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $1,769 million and $76 million, respectively, during 2001 and 2000. These amounts represent average daily volumes of $4.8 million in 2001 and $6.3 million during the twelve days of operations in 2000. As noted previously, the 2000 opening was timed to take advantage of a busy holiday season and the gross wagering for that period reflects tremendous volumes associated with the Shreveport Casino's grand opening activities. Total gross wagering during the comparable twelve day period of 2001 was $69.8 million ($5.8 million per day), a decrease from the 2000 opening period of 8.1%.

     Revenues

     Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage". Casino revenues at the Shreveport Casino totaled $144.3 million and $7.2 million, respectively, during 2001 and during the period from opening through December 31, 2000. Revenues during the comparable twelve day period of 2001 were $5.6 million, a decrease of 22.8%. This decline reflects the 8.1% reduction in gross wagering combined with lower hold percentages during the 2001 period. During 2001, slot machine and table game revenues accounted for 73.2% and 26.8%, respectively, of total casino revenues. During the 2000 period, slot machine and table game revenues accounted for 81.3% and 18.7%, respectively, of total casino revenues.

     Room revenues amounted to $9.8 million during 2001 with a hotel occupancy rate of 86.6% and an average daily room rate of $80. Room revenues amounted to $302,000 during 2000 with a hotel occupancy rate of 71.4% and an average daily rate of $108. Room rates have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been offset by the improvement in hotel occupancy.

     Food and beverage revenues amounted to $25.5 million and $1.3 million, respectively, in 2001 and 2000. Other revenues amounted to $3.4 million and $74,000, respectively, in 2001 and 2000. Food and beverage and other revenues have increased as a percentage of net revenues during 2001 as such ancillary services are being more widely used than during the grand opening period.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the "cash back" award feature of the casino's customer loyalty programs. Goods and services provided to patrons without charge increased slightly as a percentage of the associated room, food and beverage and other revenues to 67.2% during 2001 from 65.7% during the 2000 operating period. These percentages are consistent with the historical experience of other HCC- owned gaming operations. The cost of other cash incentive and customer loyalty programs as a percentage of casino revenues has increased significantly during 2001 as such programs have expanded and developed.

     Departmental Expenses

     The Shreveport Casino was designed to be a major destination resort. Accordingly, its cost structure is based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of

2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second six months of 2001, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino's level of service. Management has reduced the property's average monthly operating costs in the second half of 2001 by approximately $3.5 million per month, or 25%, as compared to the first half of the year. As cost savings initiatives implemented by management are continued and the volume of business grows, management anticipates cost ratios and departmental profit should continue to improve.

     In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25- month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001, with additional 1% increases scheduled for April 1, 2002 and April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2001, the Shreveport Casino's operating expenses would have increased by approximately $3.3 million.

     General and Administrative

     General and administrative expenses at the Shreveport Casino amounted to $20.2 million during 2001 and $321,000 during the 2000 period subsequent to opening. Prior to opening, administrative personnel and their associated expenses were included in preopening and development costs. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $2.9 million in 2001 compared to $156,000 in 2000 and property taxes, which increased by $4.8 million during 2001 compared to 2000. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, declined to $195,000 in 2001 from $266,000 in 2000.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $15.9 million in 2001 compared to $506,000 in 2000. The increase results primarily from substantially all of the Shreveport Casino's fixed assets being placed in service in December 2000.

     Preopening and Development Costs

     Preopening and development costs represent the start up costs associated with the development of the Shreveport Casino which, in accordance with existing accounting pronouncements, were required to be expensed as incurred. Such costs included, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to the opening of the project. Preopening costs amounted to $14.8 million in 2000.

     Interest Income

     Interest income at HCS decreased $5.1 million (88.7%) during 2001 compared to 2000 as unexpended proceeds from HCS's debt offering and from the initial $50 million in capital contributions were spent in developing and constructing the Shreveport Casino and were no longer available for investment. Interest income at HCS increased $2.2 million (59%) during 2000 compared to 1999 due to the successful completion of its debt offering in August 1999.

     Additional interest income earned by HCL amounted to $128,000 in 2001, $212,000 in 2000 and $57,000 in 1999. HCL had cash available for investment purposes prior to its payment of $2.5 million to

Sodak Gaming, Inc. during June 2001 in connection with HCL's acquisition in 1999 of Sodak's partnership interest in the Shreveport Casino.

     Interest Expense

     Interest expense increased by $15.4 million during 2001 compared to 2000 and by $3 million during 2000 compared to 1999 due primarily to construction period interest no longer being capitalized and to the increase in HCS's long-term indebtedness. Interest capitalized on the First Mortgage Notes began in August 1999 and amounted to $11.8 million during 2000 and $1.1 million during 1999. HCS also entered into a $30 million lease financing arrangement prior to its opening. In June 2001, the $27.5 million outstanding principal amount of the lease financing was retired with a portion of the proceeds from the issue of $39 million of Senior Secured Notes. The Senior Secured Notes also provided additional working capital for the Shreveport Casino. The increase in overall borrowings, coupled with a higher interest rate (an effective rate of 12.21% on the Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement), also contributed to the additional interest expense in 2001.

     Interest expense also includes the amortization of deferred financing costs incurred in connection with the First Mortgage Notes, the Senior Secured Notes and, for periods prior to June 15, 2001, the lease financing. Such amortization amounted to $1.4 million, $998,000 and $293,000, respectively, during 2001, 2000 and 1999. Contingent interest incurred with respect to the First Mortgage Notes and Senior Secured Notes amounted to $387,000 and $77,000 during 2001 and 2000, respectively.

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

     Minority Interest in Hollywood Casino Shreveport

     In accordance with the terms of its joint venture agreement, HCL's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues", as defined, earned by the Shreveport Casino. The allocation of this interest is reflected by HCL as a minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $1.4 million and $78,000, respectively, during 2001 and the post-opening period of 2000 and is reflected as a reduction in arriving at net loss on the accompanying consolidated statements of operations of HCL.

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

     Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities in the amount of approximately $6.2 million.

     Seasonality

     The Shreveport Casino has yet to establish an operating history. Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the first and third fiscal quarters. In addition, the Shreveport Casino's operations may fluctuate significantly due to a number of factors including adverse weather conditions and chance. Accordingly, the results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     The Shreveport Casino experienced negative cash flow from operations during 2001 amounting to $28.2 million. Cash on hand, together with (1) capital contributions of $8.7 million, (2) $9.5 million of restricted cash available for construction and interest payments and (3) proceeds from the issue of the Senior Secured Notes, were sufficient to make up the shortfall in the Shreveport Casino's operating cash needs as well as to retire its capital lease obligations ($27.5 million), make required principal payments under capital leases ($2.5 million) and other debt obligations ($2 million), pay for property additions of $5 million and pay distributions amounting to $1.5 million to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for its "complex net revenue" interest (see below) and to pay their franchise taxes

     The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee equals approximately 2% of the Shreveport Casino's net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. Such fees amounted to $2.9 million during 2001. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Under the indentures governing the First Mortgage Notes and Senior Secured

Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     HCS I, Inc. and HCS II, Inc. have assumed HCL's obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $1.4 million and incurred marine service fees of $360,000 under these agreements in 2001.

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

     Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $309,000 during 2001, the payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Total accrued contingent interest with respect to the First Mortgage Notes amounted to $386,000 at December 31, 2001.

     In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $78,000 during 2001, the payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

     HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term of ten years from the date the Shreveport Casino opened with subsequent renewals available to HCS for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or
(2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to $2 million during 2001, including percentage rentals amounting to $1.4 million. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5.6 million during 2001.

     HCS agreed to contingently reimburse one of QNOV's partners $2 million payable in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The obligation was repaid in October 2001.

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid six months after the opening of the Shreveport Casino. Such obligation was paid by HCL in June 2001.

     There are no significant scheduled maturities of long-term debt prior to 2006 at which time both the First Mortgage Notes and Senior Secured Notes become due.

     Commitments under noncancellable operating leases, exclusive of the ground lease previously discussed, decrease steadily from $825,000 in 2002 to $154,000 in 2006 and amount to approximately $3.9 million in the aggregate.

     Capital Expenditures and Other Investing Activities

     Capital expenditures at the Shreveport Casino during 2001 amounted to $5 million, primarily for the completion of certain hotel suites and a health spa facility. Management anticipates expenditures of approximately $1.5 million in 2002 with respect to the Shreveport Casino's program of ongoing capital improvements.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

     HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course through 2001 amounted to $313,000 (including $265,000 during 2001). Given the difficult market conditions, the partners in the golf course are currently reviewing the economic feasibility of proceeding with the golf course at this time. In addition, the partners are awaiting certain material permits and approvals required to initiate construction of this golf course. If the partners do proceed, HCS will be required to make approximately $2.3 million in additional capital contributions to complete construction.

     HCS has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

     Conclusion

     HCC has the ability under its existing loan agreements to make approximately $3 million in additional capital contributions to HCS. To the extent HCC desires to make additional contributions to HCS in excess of the $3 million amount, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. Management of HCC also anticipates receiving between $11 million and $13 million in payments on its outstanding receivables from Greate Bay Casino Corporation ("Greate Bay", an entity which has certain directors and principal stockholders in common with HCC) which would provide HCC with additional flexibility to make future capital contributions to HCS. HCC recently entered into definitive agreements with Greate Bay to realize value on the significant indebtedness Greate Bay owes HCC. Other than trade payables, HCC is Greate Bay's sole creditor. As part of a pre-packaged bankruptcy reorganization of Greate Bay, Greate Bay has sold its primary asset and the net proceeds from the sale, as well as Greate Bay's other cash, are to be distributed to an unrestricted subsidiary of HCC. Proceeds received by the HCC subsidiary from Greate Bay will not be restricted by the terms of HCC's loan agreements and therefore would be available for any corporate purpose, including making additional capital contributions to HCS. Greate Bay filed its petition for reorganization and plan with the United States Bankruptcy Court for the District of Delaware on December 28, 2001and the sale of Greate Bay's primary asset was approved on March 6, 2002. The sale of the asset was completed on March 19, 2002. Management currently anticipates that the restructuring will be confirmed in May 2002.

     Management believes that existing cash from HCC's $8.7 million capital contribution in May 2001 and from proceeds of the Senior Secured Notes, together with cash from operations and additional HCC contributions as described above, will be sufficient to meet HCS's liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, HCS will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

ITEM 8. INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Hollywood Casino Shreveport and Subsidiaries:

   Independent Auditors' Report........................................... 24

   Consolidated Balance Sheets as of December 31, 2001 and 2000........... 25

   Consolidated Statements of Operations for the Years
     Ended December 31, 2001, 2000 and 1999............................... 27

   Consolidated Statement of Changes in Partners' Capital (Deficiency)
     for the Three Years Ended December 31, 2001.......................... 28

   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2001, 2000 and 1999............................... 29

   Notes to Consolidated Financial Statements............................. 30

HWCC-Louisiana, Inc. and Subsidiaries

   Independent Auditors' Report........................................... 46

   Consolidated Balance Sheets as of December 31, 2001 and 2000........... 47

   Consolidated Statements of Operations for the Years
     Ended December 31, 2001, 2000 and 1999............................... 49

   Consolidated Statement of Changes in Shareholder's Equity (Deficit)
     for the Three Years Ended December 31, 2001.......................... 50

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999 .................................... 51

   Notes to Consolidated Financial Statements............................. 52

INDEPENDENT AUDITORS' REPORT

To the Partners of Hollywood Casino Shreveport:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Shreveport (a Louisiana general partnership and formerly known as QNOV) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Shreveport and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                December 31,    December 31,
                                                   2001             2000
                                                ------------   -------------
Assets
Current Assets:
  Cash and cash equivalents                     $ 26,463,000   $ 37,352,000
   Accounts receivable, net of allowances
     of $534,000 and $90,000, respectively         2,110,000        851,000
   Inventories                                     1,934,000      1,826,000
   Interest receivable                                    --        231,000
   Prepaid expenses and other current assets         854,000      1,394,000
                                                ------------   ------------

     Total current assets                         31,361,000     41,654,000
                                                ------------   ------------

Property and Equipment:
   Land improvements                               1,665,000      1,619,000
   Buildings and improvements                     95,839,000     93,825,000
   Riverboat                                      44,947,000     44,520,000
   Furniture and equipment                        46,891,000     42,561,000
   Construction in progress                          762,000      2,621,000
                                                ------------   ------------

                                                 190,104,000    185,146,000
   Less - accumulated depreciation               (16,365,000)      (508,000)
                                                ------------   ------------

                                                 173,739,000    184,638,000
                                                ------------   ------------

Cash restricted for construction project                  --      9,530,000
                                                ------------   ------------

Other Assets:
   Deferred financing costs, net                   6,069,000      5,978,000
   Other                                             865,000        584,000
                                                ------------   ------------

     Total other assets                            6,934,000      6,562,000
                                                ------------   ------------
                                                $212,034,000   $242,384,000
                                                ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                 December 31,   December 31,
                                                     2001           2000
                                                 ------------   ------------
Liabilities and Partners'(Deficiency) Capital
Current Liabilities:
   Current maturities of long-term debt
    and capital lease obligations                $      6,000   $ 11,919,000
   Accounts payable                                 6,654,000     17,720,000
   Accrued liabilities -
     Salaries and wages                             2,469,000      2,745,000
     Interest                                      10,702,000      8,229,000
     Gaming and other taxes                           998,000        128,000
     Insurance                                      1,894,000         86,000
     Other                                          2,624,000        662,000
   Due to affiliates                                3,859,000        950,000
   Other current liabilities                        1,273,000        731,000
                                                 ------------   ------------

     Total current liabilities                     30,479,000     43,170,000
                                                 ------------   ------------

Long-Term Debt                                    190,099,000    150,027,000
                                                 ------------   ------------

Capital Lease Obligations                                  --     20,000,000
                                                 ------------   ------------

Other Noncurrent Liabilities                          155,000         13,000
                                                 ------------   ------------

Commitments and Contingencies (Note 7)

Partners'(Deficiency) Capital                     (8,699,000)    29,174,000
                                                 ------------   ------------
                                                 $212,034,000   $242,384,000
                                                 ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                               Year Ended December 31,
                                          -----------------------------------------
                                              2001           2000          1999
                                          ------------   ------------   -----------
Revenues:
 Casino                                   $144,334,000   $  7,194,000   $        --
 Rooms                                       9,803,000        302,000            --
 Food and beverage                          25,521,000      1,330,000            --
 Other                                       3,412,000         74,000            --
                                          ------------   ------------   -----------

                                           183,070,000      8,900,000            --
   Less - promotional allowances           (39,202,000)    (1,146,000)           --
                                          ------------   ------------   -----------

   Net revenues                            143,868,000      7,754,000            --
                                          ------------   ------------   -----------

Expenses:
 Casino                                    113,367,000      5,193,000            --
 Rooms                                       2,091,000         88,000            --
 Food and beverage                           8,455,000        413,000            --
 Other                                       3,314,000        143,000            --
 General and administrative                 20,219,000        321,000            --
 Preopening and development                         --     14,794,000       991,000
 Depreciation and amortization              15,866,000        506,000         2,000
                                          ------------   ------------   -----------

     Total expenses                        163,312,000     21,458,000       993,000
                                          ------------   ------------   -----------

Loss from operations                       (19,444,000)   (13,704,000)     (993,000)
                                          ------------   ------------   -----------

Non-operating income (expense):
 Interest income                               652,000      5,795,000     3,644,000
 Interest expense, net of capitalized
   interest of $11,814,000 in 2000
   and $1,052,000 in 1999                  (25,350,000)    (9,991,000)   (6,946,000)
 Loss on disposal of assets                    (26,000)            --            --
                                          ------------   ------------   -----------

     Total non-operating expense           (24,724,000)    (4,196,000)   (3,302,000)
                                          ------------   ------------   -----------

Loss before extraordinary item             (44,168,000)   (17,900,000)   (4,295,000)
Extraordinary item - loss on early
 extinguishment of debt                       (843,000)            --            --
                                          ------------   ------------   -----------
Net loss                                  $(45,011,000)  $(17,900,000)  $(4,295,000)
                                          ============   ============   ===========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
                          CAPITAL (DEFICIENCY) (NOTE 1)

                   For the Three Years Ended December 31, 2001

                                                                                                Shreveport
                                                   HWCC-        Sodak                             Paddle-
                                    Former       Louisiana,   Louisiana,    HCS I,    HCS II,     wheels,
                                 Partners(1)        Inc.       L.L.C.(2)    Inc        Inc.        L.L.C.     Totals
                                 -----------     ----------   ----------   --------   -------   ----------   --------
                                                             (amounts in thousands)
Balances, January 1, 1999          $(5,000)       $ 2,483      $ 2,482     $     --    $  --      $   --     $    (35)
Adjust recorded value of
 Sodak Louisiana, L.L.C.'s
 investment (2)                         --             --       (2,499)          --       --          --       (2,499)
Merger of Sodak Louisiana,
 L.L.C. (2)                             --            (29)          29           --       --          --           --
Contribution of interest (3)            --         (2,441)          --        2,417       24          --           --
Capital contributions                   --             --           --       43,560      440       1,000       45,000
Assignment of interest                  --             --           --         (990)     (10)      1,000           --
Net loss                                --            (13)         (12)      (4,227)     (43)         --       (4,295)
                                   -------        -------      -------     --------    -----      ------     --------

Balances, December 31, 1999         (5,000)            --           --       40,760      411       2,000       38,171
Capital contributions                   --             --           --        9,176       93          --        9,269
Partnership distributions               --             --           --         (364)      (2)         --         (366)
Net loss                                --             --           --      (17,721)    (179)         --      (17,900)
                                   -------        -------      -------     --------    -----      ------     --------

Balances, December 31, 2000         (5,000)            --           --       31,851      323       2,000       29,174
Capital contributions                   --             --           --        8,588       87          --        8,675
Partnership distributions               --             --           --       (1,522)     (15)         --       (1,537)
Net loss                                --             --           --      (44,561)    (450)         --      (45,011)
                                   -------        -------      -------     --------    -----      ------     --------
Balances, December 31, 2001        $(5,000)       $    --      $    --     $ (5,644)   $ (55)     $2,000     $ (8,699)
                                   =======        =======      =======     ========    =====      ======     ========

---------
(1) Hilton New Orleans Corporation and New Orleans Paddlewheels, Inc. withdrew as partners and transferred their interests to HWCC- Louisiana, Inc., Sodak Louisiana, L.L.C. and Shreveport Paddlewheels, L.L.C. during September 1998. At the time of such transfer, all assets and liabilities of the joint venture had been distributed to the withdrawing partners with the exception of a $5,000,000 obligation to the City of New Orleans (see Note 1).
(2) Sodak Louisiana L.L.C. became a wholly owned subsidiary of HWCC-Louisiana, Inc. on April 23, 1999 and was merged into HWCC- Louisiana, Inc. on July 9, 1999. The adjustment to the recorded value is a purchase adjustment (see
     Note 1).
(3) On July 21, 1999, HWCC-Louisiana, Inc. contributed its ownership interest in Hollywood Casino Shreveport to its wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc.

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------
                                                                         2001             2000             1999
                                                                     ------------    -------------    -------------
OPERATING ACTIVITIES:
 Net loss                                                            $(45,011,000)   $ (17,900,000)   $  (4,295,000)
 Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
   Depreciation and amortization, including
     accretion of discount and amortization of premium                 17,223,000        1,658,000          362,000
   Extraordinary item                                                     843,000               --               --
   Loss on disposal of assets                                              26,000               --               --
   Provision for doubtful accounts                                      1,021,000           90,000               --
   Increase in accounts receivable                                     (2,280,000)        (941,000)              --
   (Decrease) increase in accounts payable and accrued liabilities     (4,229,000)      10,250,000       13,594,000
   Net change in affiliate balances                                     2,876,000        1,067,000          230,000
   Net change in other current assets and liabilities                   1,205,000         (668,000)      (2,052,000)
   Net change in other noncurrent assets and liabilities                  126,000         (523,000)              --
                                                                     ------------    -------------    -------------

Net cash (used in) provided by operating activities                   (28,200,000)      (6,967,000)       7,839,000
                                                                     ------------    -------------    -------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (4,993,000)    (116,117,000)     (35,028,000)
 Investment in unconsolidated affiliate                                  (265,000)         (48,000)              --
 Net change in cash restricted for construction project                 9,530,000      137,780,000     (147,310,000)
                                                                     ------------    -------------    -------------

Net cash provided by (used in) investing activities                     4,272,000       21,615,000     (182,338,000)
                                                                     ------------    -------------    -------------

FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                              40,170,000           35,000      150,000,000
 Capital contributions                                                  8,675,000        5,900,000       45,000,000
 Repayments of long-term debt                                          (2,006,000)          (2,000)              --
 Payments on capital lease obligations                                (30,000,000)              --               --
 Deferred financing costs                                              (2,296,000)      (1,955,000)      (5,221,000)
 Partner distributions                                                 (1,504,000)        (288,000)              --
                                                                     ------------    -------------    -------------

 Net cash provided by financing activities                             13,039,000        3,690,000      189,779,000
                                                                     ------------    -------------    -------------

 Net (decrease) increase in cash and cash equivalents                 (10,889,000)      18,338,000       15,280,000

 Cash and cash equivalents at beginning of year                        37,352,000       19,014,000        3,734,000
                                                                     ------------    -------------    -------------
 Cash and cash equivalents at end of year                            $ 26,463,000    $  37,352,000    $  19,014,000
                                                                     ============    =============    =============

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

     During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the "LGCB"). Accordingly, the transfer of the license to operate in Shreveport was structured as the acquisition of the interests of the former partners in QNOV. The former partners disposed of QNOV's assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV's only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (see Note 3(a)).

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,434 slot machines and 66 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party lessee (see Note 7).

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

                   Notes to Consolidated Financial Statements

remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

     Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino (see Note 3(a)), HCL contributed an additional $43,700,000 to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1,000,000 to Paddlewheels which Paddlewheels contributed to HCS. HCL made additional capital contributions to HCS through HCS I, Inc. and HCS II, Inc. of $8,675,000 in May 2001 and $5,900,000 in December 2000. Capital contributions from HCC, HCL's parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

     Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

     The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS - Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of December 31, 2001 and 2000, capital contributions amounting to $313,000 and $48,000, respectively, have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets.

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

Casino revenues, promotional allowances and departmental expenses -

     The Shreveport Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are included in other accrued liabilities on the accompanying consolidated balance sheets.

     Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying consolidated statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the consolidated statements of operations and does not affect consolidated loss from operations or consolidated net loss. Promotional allowances for the years ended December 31, 2001and 2000 consist of the following:

                                      2001          2000
                                   -----------   ----------
Complimentaries:
    Room                           $ 5,635,000   $   98,000
    Food and beverage               19,026,000    1,005,000
    Other                            1,375,000       18,000
Customer loyalty programs           13,166,000       25,000
                                   -----------   ----------
                                   $39,202,000   $1,146,000
                                   ===========   ==========

       The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2001 and 2000 are as follows:

                                       2001         2000
                                   -----------   ----------

Rooms                              $ 2,631,000   $   42,000
Food and beverage                   22,217,000    1,276,000
Other                                3,227,000       49,000
                                   -----------   ----------
                                   $28,075,000   $1,367,000
                                   ===========   ==========

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

Cash restricted for construction project -

     Cash restricted for construction project consisted of investments in government securities used for specified purposes and purchased with net proceeds from the First Mortgage Notes (see Note 3(a)) as required by the indenture for the First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,021,000 and $90,000 were made during the years ended December 31, 2001 and 2000, respectively. No provisions were required prior to opening.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight- line method over the estimated useful lives of the assets as follows:

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

Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs amounted to $1,362,000, $998,000 and $293,000, respectively, during the years ended December 31, 2001, 2000 and 1999 and is included in interest

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, of $843,000 was written off during 2001 in connection with the reacquisition of outstanding obligations.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCS does not believe that any such events or changes have occurred.

Accrued insurance -

     HCS is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCS's ultimate liability may differ from the amounts accrued.

Preopening and development costs -

     Preopening and development costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to opening the project. Preopening costs are accounted for under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Employee stock options -

     HCS has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCL, as managing general partner of HCS, has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 5.

Income taxes -

     HCS is a partnership and its tax attributes, including income and expense items, are passed through to its partners. Accordingly, the accompanying consolidated financial statements do not reflect state or federal income taxes.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Recent accounting pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCS does not expect the adoption to have a material effect on its consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCS does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(3)  Long-term Debt

     Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                           December 31,    December 31,
                                                               2001            2000
                                                           ------------    ------------
     13% First Mortgage Notes, with contingent
       interest, due 2006(a)                               $150,000,000    $150,000,000
     13% Senior Secured Notes, with contingent interest,
       due 2006, including premium of $1,078,000 (b)         40,078,000              --
     Note payable, net of discount of $87,000 at
        December 31, 2000(c)                                         --       1,913,000
     Other                                                       27,000          33,000
                                                           ------------    ------------

     Total indebtedness                                     190,105,000     151,946,000

     Less-current maturities                                     (6,000)     (1,919,000)
                                                           ------------    ------------
       Total long-term debt                                $190,099,000    $150,027,000
                                                           ============    ============

----------

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $309,000 and $77,000 was incurred during the years ended December 31, 2001 and 2000, respectively. Accrued contingent interest amounted to $386,000 and $77,000 at December 31, 2001 and 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the Senior Secured Notes (see 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed, and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

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

(b) In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $78,000 was incurred during 2001 and is included in accrued interest payable on the accompanying consolidated balance sheet at December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Notes were used, in part, to retire HCS's capital lease obligation (see
     Note 4) with the remainder available for working capital purposes.

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

(c) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of the license to Shreveport (see Note 1); such repayment was made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

     Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

     2002                  $      6,000
     2003                         7,000
     2004                         8,000
     2005                         6,000
     2006                   189,000,000
                           ------------
                           $189,027,000
                           ============

(4)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors during 2000 for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 3(b)).

     The $30,000,000 original cost of the assets acquired under the capital lease agreement was included in furniture and equipment on the accompanying consolidated balance sheet at December 31,

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

2000. Amortization expense with respect to these assets amounted to $2,438,000 during the 2001 year to date period through the June 15 termination date of the capital lease obligation. Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $2,011,000, $213,000 and $56,000, respectively, for the years ended December 31, 2001, 2000 and 1999, including percentage rentals amounting to $1,438,000 and $78,000 during 2001 and 2000, respectively. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5,603,000 and $304,000 during 2001 and 2000, respectively.

     HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $2,845,000, $326,000 and $9,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Future minimum lease payments as of December 31, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

     2002                        $  825,000
     2003                           761,000
     2004                           517,000
     2005                           385,000
     2006                           154,000
     Thereafter                   1,247,000
                                 ----------
                                 $3,889,000
                                 ==========

(5)  Stock Option Plan

     Certain HCS employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 261,480 remain available for future grant as of December 31, 2001.

     The 1996 Plan is administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2001 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 25,000 shares remain outstanding to employees of HCS at an exercise price of $8.75 per share. Such options outstanding have a remaining contractual life of 119 months.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following table sets forth the activity of the 1996 Plan with respect to HCS employees:

                                                      Year Ended December 31,
                                     ------------------------------------------------------------
                                            2001                2000                 1999
                                     ------------------   ------------------   ------------------
                                               Weighted             Weighted             Weighted
                                               Average              Average              Average
                                               Exercise             Exercise             Exercise
                                     Options    Price     Options     Price    Options     Price
                                     -------   --------   -------   --------   -------   --------
     Outstanding options at
        beginning of year             50,000    $2.50      50,000     $2.50         --     $  --
        Options cancelled            (25,000)    2.50          --        --         --        --
        Options granted               25,000     8.75          --        --     50,000      2.50
        Options exercised            (25,000)    2.50          --        --         --        --
                                     -------    -----     -------     -----     ------     -----
     Outstanding options
        at end of year                25,000    $8.75      50,000     $2.50     50,000     $2.50
                                     =======    =====     =======     =====     ======     ======
     Exercisable options
        at end of year                    --    $  --      12,500     $2.50         --     $  --

     HCS has elected to apply Opinion 25 with respect to accounting for options to its employees. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss for the years ended December 31, 2001, 2000 and for the period from the initial grant date (September 16, 1999) through December 31, 1999 would have increased by approximately $19,000, $26,000 and $8,000, respectively.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants during the year ended December 31, 2000. The assumptions applied are set forth below:

                                         Year Ended December 31,
                                         -----------------------
                                             2001       1999
                                          ---------   --------

Risk free interest rate                        5.5%        4.8%
Dividend yield                                  --          --
Expected life                              5 years     4 years
Volatility                                    58.6%       54.8%
Weighted average fair value               $   3.66    $   1.25

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000;
and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2,878,000 and $156,000, respectively, for the years ended December 31, 2001 and 2000 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at December 31, 2001 and 2000 amounting to $3,034,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

     HCS also entered into a Technical Services Agreement with Shreveport Management to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimbursed Shreveport Management for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $888,000 and $291,000, respectively, for the years ended December 31, 2000 and 1999. Amounts payable under the agreement amounting to $105,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2000.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both December 31, 2001 and 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $401,000 for the year ended December 31, 2001. Unpaid charges of $12,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $360,000 and $12,000, respectively, under the agreement during the years ended December 31, 2001 and 2000. Unpaid charges of $30,000 and $12,000 are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively.

(7)  Commitments and Contingencies

     For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $1,438,000 and $78,000, respectively, during 2001 and 2000. Unpaid distributions of $111,000 and $78,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

     HCS has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at December 31, 2001 and 2000 as the underlying construction work has not been performed. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities are available for a period of one year. No amounts were borrowed under the credit facilities and they were cancelled during 2001.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheet at December 31, 2001. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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

(8)  Louisiana Regulatory Matters

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

(9)  Employee Retirement Savings Plan

     HCS participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre- tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax- deferred basis. HCS matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2001 and 2000, HCS expensed $30,000 and $6,000, respectively, as company contributions to the plan.

(10) Supplemental Cash Flow Information

     HCS paid interest, net of amounts capitalized, totaling $21,520,000 and $8,170,000, respectively, during the years ended December 31, 2001 and 2000; no interest was paid during the year ended December 31, 1999. HCS paid no income taxes during any of the years ended December 31, 2001, 2000 or 1999.

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

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     Interest receivable and interest payable - The carrying amounts of interest
     ----------------------------------------
receivable and payable approximate fair value because of the short maturity of the obligation.

     Cash restricted for construction project - The carrying amount approximates
     ----------------------------------------
fair value because of the short maturity of these instruments.

     Note payable - The carrying amount approximates fair value because of the
     ------------
short maturity of these instruments.

     Long-term debt - The fair value of HCS's long-term debt is estimated based
     --------------
on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCS for debt of similar remaining maturities.

     The estimated carrying amounts and fair values of HCS's financial instruments are as follows:

                                   December 31, 2001             December 31, 2000
                             ---------------------------   ---------------------------
                               Carrying                      Carrying
                                Amount       Fair Value       Amount       Fair Value
                             ------------   ------------   ------------   ------------
Financial Assets:
  Cash and cash
    equivalents              $ 26,463,000   $ 26,463,000   $ 37,352,000   $ 37,352,000
  Interest receivable                  --             --        231,000        231,000
  Cash restricted for
    construction project               --             --      9,530,000      9,530,000

Financial Liabilities:
  Interest payable             10,702,000     10,702,000   $  8,229,000   $  8,229,000
  13% First Mortgage Note     150,000,000    142,500,000    150,000,000    159,375,000
  13% Senior Secured Notes     40,078,000     36,075,000             --             --
  Note payable                         --             --      1,913,000      1,913,000
  Other notes                      27,000         29,000         33,000         33,000

                  HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Selected Quarterly Financial Data (Unaudited)

                                                             Quarter
                                    --------------------------------------------------------
                                       First          Second         Third         Fourth
                                    ------------   ------------   -----------   ------------
Year Ended December 31, 2001:

   Net revenues                     $ 37,747,000   $ 35,992,000   $37,176,000   $ 32,953,000
                                    ============   ============   ===========   ============

   Loss before extraordinary item   $(15,348,000)  $(14,794,000)  $(7,446,000)  $ (6,580,000)
                                    ============   ============   ===========   ============

   Net loss                         $(15,348,000)  $(15,637,000)  $(7,446,000)  $ (6,580,000)
                                    ============   ============   ===========   ============

Year Ended December 31, 2000:

   Net revenues                     $         --   $         --   $        --   $  7,754,000
                                    ============   ============   ===========   ============

   Net loss                         $ (2,115,000)  $ (2,118,000)  $(3,608,000)  $(10,059,000)
                                    ============   ============   ===========   ============

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of HWCC - Louisiana, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC - Louisiana, Inc. (the "Company") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of HWCC - Louisiana, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                               December 31,   December 31,
                                                   2001           2000
                                               ------------   ------------
Assets
Current Assets:
   Cash and cash equivalents                   $ 26,609,000   $ 39,956,000
   Accounts receivable, net of allowances
     of $534,000 and $90,000, respectively        2,110,000        876,000
   Inventories                                    1,934,000      1,826,000
   Interest receivable                                   --        234,000
   Deferred income taxes                            617,000             --
   Prepaid expenses and other current assets        859,000      1,394,000
                                               ------------   ------------

     Total current assets                        32,129,000     44,286,000
                                               ------------   ------------
Property and Equipment:
   Land improvements                              1,665,000      1,619,000
   Buildings and improvements                   101,839,000     99,825,000
   Riverboat                                     44,947,000     44,520,000
   Furniture and equipment                       46,891,000     42,562,000
   Construction in progress                         762,000      2,621,000
                                               ------------   ------------

                                                196,104,000    191,147,000
   Less - accumulated depreciation              (16,365,000)      (508,000)
                                               ------------   ------------

                                                179,739,000    190,639,000
                                               ------------   ------------

Cash restricted for construction project                 --      9,530,000
                                               ------------   ------------

Other Assets:
   Deferred financing costs, net                  6,069,000      5,978,000
   Note receivable                                1,000,000      1,000,000
   Other                                            865,000        584,000
                                               ------------   ------------

     Total other assets                           7,934,000      7,562,000
                                               ------------   ------------
                                               $219,802,000   $252,017,000
                                               ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                    December 31,   December 31,
                                                       2001            2000
                                                    ------------   ------------

Liabilities and Shareholder's (Deficit) Equity
Current Liabilities:
   Current maturities of long-term debt
      and capital lease obligations                 $      6,000   $ 11,919,000
   Payable to Sodak Gaming, Inc.                              --      2,499,000
   Accounts payable                                    6,654,000     17,735,000
   Accrued liabilities -
     Salaries and wages                                2,469,000      2,745,000
     Interest                                         10,702,000      8,229,000
     Gaming and other taxes                              998,000        128,000
     Insurance                                         1,894,000         86,000
     Other                                             2,624,000        662,000
   Due to affiliates                                   3,748,000        872,000
   Other current liabilities                           1,273,000        731,000
                                                    ------------   ------------

     Total current liabilities                        30,368,000     45,606,000
                                                    ------------   ------------

Long-Term Debt                                       190,099,000    150,027,000
                                                    ------------   ------------

Capital Lease Obligations                                     --     20,000,000
                                                    ------------   ------------

Deferred Income Taxes                                    617,000             --
                                                    ------------   ------------

Other Noncurrent Liabilities                             155,000         13,000
                                                    ------------   ------------

Commitments and Contingencies (Note 9)

Minority Interest (Note 9)                             2,111,000      2,078,000
                                                    ------------   ------------

Shareholder's (Deficit) Equity:
   Common stock, $1 par value per share, 1,000,000
     shares authorized, 1,000 shares issued and
     outstanding                                           1,000          1,000
   Additional paid-in capital                         66,400,000     57,725,000
   Accumulated deficit                               (69,949,000)   (23,433,000)
                                                    ------------   ------------

   Total shareholder's (deficit) equity               (3,548,000)    34,293,000
                                                    ------------   ------------
                                                    $219,802,000   $252,017,000
                                                    ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                       Year Ended December 31,
                                          -----------------------------------------
                                              2001           2000          1999
                                          ------------   ------------   -----------
Revenues:
   Casino                                 $144,334,000   $  7,194,000   $        --
   Rooms                                     9,803,000        302,000            --
   Food and beverage                        25,521,000      1,330,000            --
   Other                                     3,412,000         74,000            --
                                          ------------   ------------   -----------

                                           183,070,000      8,900,000            --
   Less - promotional allowances           (39,202,000)    (1,146,000)           --
                                          ------------   ------------   -----------

   Net revenues                            143,868,000      7,754,000            --
                                          ------------   ------------   -----------

Expenses:
   Casino                                  113,367,000      5,193,000            --
   Rooms                                     2,091,000         88,000            --
   Food and beverage                         8,455,000        413,000            --
   Other                                     3,314,000        143,000            --
   General and administrative               20,414,000        587,000        10,000
   Preopening and development                       --     14,794,000     1,024,000
   Depreciation and amortization            15,866,000        506,000         2,000
                                          ------------   ------------   -----------

     Total expenses                        163,507,000     21,724,000     1,036,000
                                          ------------   ------------   -----------

Loss from operations                       (19,639,000)   (13,970,000)   (1,036,000)
                                          ------------   ------------   -----------

Non-operating income (expense):
   Interest income                             780,000      6,007,000     3,701,000
   Interest expense, net of capitalized
      interest of $11,814,000 in 2000
      and $1,052,000  in 1999              (25,350,000)    (9,991,000)   (6,946,000)
   Loss on disposal of assets                  (26,000)            --            --
                                          ------------   ------------   -----------

     Total non-operating expense           (24,596,000)    (3,984,000)   (3,245,000)
                                          ------------   ------------   -----------

Loss before extraordinary and
   other items                             (44,235,000)   (17,954,000)   (4,281,000)
Minority interest in Hollywood
   Casino Shreveport (Note 9)               (1,438,000)       (78,000)           --
Pre-acquisition losses (Note 1)                     --             --        12,000
                                          ------------   ------------   -----------

Loss before extraordinary item             (45,673,000)   (18,032,000)   (4,269,000)
Extraordinary item - loss on early
   extinguishment of debt                     (843,000)            --            --
                                          ------------   ------------   -----------
Net loss                                  $(46,516,000)  $(18,032,000)  $(4,269,000)
                                          ============   ============   ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                      CONSOLIDATED STATEMENT OF CHANGES IN
                     SHAREHOLDER'S EQUITY (DEFICIT) (NOTE 1)
                   For the Three Years Ended December 31, 2001

                                    Common Stock     Additional
                                   ---------------     Paid-in     Accumulated
                                   Shares   Amount     Capital       Deficit
                                   ------   ------   -----------   ------------

BALANCES, January 1, 1999           1,000   $1,000   $ 2,500,000   $ (1,132,000)
   Capital contributions               --       --    48,900,000             --
   Net loss                            --       --            --     (4,269,000)
                                    -----   ------   -----------   ------------

BALANCES, December 31, 1999         1,000    1,000    51,400,000     (5,401,000)
   Capital contributions               --       --     6,325,000             --
   Net loss                            --       --            --    (18,032,000)
                                    -----   ------   -----------   ------------

BALANCES, December 31, 2000         1,000    1,000    57,725,000    (23,433,000)
   Capital contributions               --       --     8,675,000             --
   Net loss                            --       --            --    (46,516,000)
                                    -----   ------   -----------   ------------

BALANCES, December 31, 2001         1,000   $1,000   $66,400,000   $(69,949,000)
                                    =====   ======   ===========   ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                        Year Ended December 31,
                                                             --------------------------------------------
                                                                2001             2000           1999
                                                             ------------   -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                                  $(46,516,000)  $ (18,032,000)  $  (4,269,000)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
     Depreciation and amortization, including accretion
       of discount and amortization of premium                 17,224,000       1,594,000         333,000
     Extraordinary item                                           843,000              --              --
     Loss on disposal of assets                                    26,000              --              --
     Minority interest in Hollywood Casino Shreveport           1,438,000          78,000              --
     Pre-acquisition losses                                            --              --          12,000
     Provision for doubtful accounts                            1,021,000          90,000              --
     Increase in accounts receivable                           (2,255,000)       (966,000)             --
     (Decrease) increase in accounts payable and
       accrued liabilities                                     (4,244,000)     10,250,000      18,818,000
     Net change in affiliate balances                           2,876,000         963,000        (987,000)
     Net change in other current assets and liabilities         1,203,000        (671,000)     (2,081,000)
     Net change in other noncurrent assets and liabilities        126,000        (523,000)             --
                                                             ------------   -------------   -------------

   Net cash (used in) provided by operating activities        (28,258,000)     (7,217,000)     11,826,000
                                                             ------------   -------------   -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                         (4,993,000)   (116,117,000)    (38,157,000)
   Net change in cash restricted for construction project       9,530,000     137,780,000    (147,310,000)
   Investment in unconsolidated affiliate                        (265,000)        (48,000)             --
   Increase in cash from acquisition (Note 1)                          --              --       1,474,000
   Loan to joint venture partner                                       --              --      (1,000,000)
                                                             ------------   -------------   -------------

   Net cash provided by (used in) investing activities          4,272,000      21,615,000    (184,993,000)
                                                             ------------   -------------   -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                    40,170,000          35,000     150,000,000
   Capital contributions                                        8,675,000       5,900,000      48,900,000
   Repayments of long-term debt                                (2,006,000)         (2,000)             --
   Payments on capital lease obligations                      (30,000,000)             --              --
   Payment to Sodak Gaming, Inc.                               (2,499,000)             --              --
   Limited partner distributions                               (1,405,000)             --              --
   Deferred financing costs                                    (2,296,000)     (1,955,000)     (5,221,000)
   Investment by joint venture partner                                 --              --       1,000,000
                                                             ------------   -------------   -------------

   Net cash provided by financing activities                   10,639,000       3,978,000     194,679,000
                                                             ------------   -------------   -------------

   Net (decrease) increase in cash and cash equivalents       (13,347,000)     18,376,000      21,512,000
   Cash and cash equivalents at beginning of year              39,956,000      21,580,000          68,000
                                                             ------------   -------------   -------------
   Cash and cash equivalents at end of year                  $ 26,609,000   $  39,956,000   $  21,580,000
                                                             ============   =============   =============

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

     Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,434 slot machines and 66 table games and a 403-room, all suite, art deco style hotel. The project also includes approximately 42,000 square feet of restaurant and entertainment facilities being developed by a third party lessee (see Note 9).

     Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

     When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV's former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (see Note 4(a)). HCL has treated this $5,000,000 as part of the cost of acquiring their interest in HCS and has included the cost in property and equipment on the accompanying consolidated balance sheets.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 9). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001 (see Note 3). The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest. During July 1999, Sodak was merged into HCL.

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

     Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

     The accompanying consolidated financial statements include the accounts of HCS - Golf Course, LLC ("Golf") as a wholly owned subsidiary of HCS. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of December 31, 2001 and 2000, capital contributions amounting to $313,000 and $48,000, respectively, have been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheets. All intercompany balances and transactions have been eliminated in consolidation.

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

Casino revenues, promotional allowances and departmental expenses -

     The Shreveport Casino recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are included in other accrued liabilities on the accompanying consolidated balance sheets.

     Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the "cash back" feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. During 2001, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached consensuses requiring that the "cash-back" feature of customer loyalty programs also be reported as a reduction to revenues rather than as an operating expense. Accordingly, all such costs for the current and prior year periods have been reported on the accompanying consolidated statements of operations as promotional allowances instead of casino expenses as previously reported. This change results only in a reclassification within the consolidated statements of operations and does not affect consolidated loss from operations or consolidated net loss. Promotional allowances for the years ended December 31, 2001and 2000 consist of the following:

                                         2001           2000
                                      -----------    ----------

Complimentaries:
       Room                           $ 5,635,000    $   98,000
       Food and beverage               19,026,000     1,005,000
       Other                            1,375,000        18,000
Customer loyalty programs              13,166,000        25,000
                                      -----------    ----------
                                      $39,202,000    $1,146,000
                                      ===========    ==========

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2001 and 2000 are as follows:

                                         2001           2000
                                      -----------    ----------

Rooms                                 $ 2,631,000    $   42,000
Food and beverage                      22,217,000     1,276,000
Other                                   3,227,000        49,000
                                      -----------    ----------
                                      $28,075,000    $1,367,000
                                      ===========    ==========

Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

Cash restricted for construction project -

     Cash restricted for construction project consisted of investments in government securities used for specified purposes and purchased with net proceeds from the First Mortgage Notes (see Note 4(a)) as required by the indenture for the First Mortgage Notes. Restricted cash at December 31, 2000 was comprised of an account with the remaining funds set aside to make interest payments with respect to the First Mortgage Notes; the restrictions on such account were removed on the February 1, 2001 interest payment date. Interest earned, but not yet received, on restricted cash investments was included in interest receivable on the accompanying consolidated balance sheet at December 31, 2000.

Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $1,021,000 and $90,000 were made during the years ended December 31,2001 and 2000, respectively. No provisions were required prior to opening.

Inventories -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight- line method over the estimated useful lives of the assets as follows:

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

Deferred financing costs -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs amounted to $1,362,000, $998,000 and $293,000, respectively, during the years ended December 31, 2001, 2000 and 1999 and is included in interest expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, of $843,000 was written off during 2001 in connection with the reacquisition of outstanding obligations.

Long-lived assets -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. HCS does not believe that any such events or changes have occurred.

Accrued insurance -

     HCS is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCS's ultimate liability may differ from the amounts accrued.

Preopening and development costs -

     Preopening and development costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to opening the project. Preopening costs are accounted for under the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Employee stock options -

     HCL has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCL has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 7.

Income taxes -

     HCL is included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL's provision for taxes is based on the amount of tax that would be provided if a separate federal income tax return were to be filed.

Recent accounting pronouncements -

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. HCL does not expect the adoption to have a material effect on its consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. HCL does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

Reclassifications -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(3)  Acquisition of Sodak Louisiana, L.L.C.

     As discussed in Note 1, HCL acquired Sodak on April 23, 1999 for a cash payment of $1,000 and contingent consideration of $2,499,000 to be paid six months after the opening of the Shreveport Casino. At December 31, 1999, the $2,499,000 difference between Sodak's basis in the assets acquired and the $1,000 paid by HCL was treated as an adjustment to reduce the recorded amount of project costs to the amount paid with respect to such costs in accordance with Accounting Principles Board Statement Number 16, "Business Combinations." Sodak had no operating activities prior to the acquisition date other than equity from its investment in HCS and its only asset was its investment in HCS. During the second quarter of 2000, the contingent consideration was recorded by HCL and project costs were increased to reflect this additional cost incurred by HCL (see Note 12). The obligation is reflected on the accompanying consolidated balance sheet at December 31, 2000 as payable to Sodak Gaming, Inc.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

(4)  Long-term Debt

     Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                            December 31,   December 31,
                                                                2001           2000
                                                            ------------   ------------
     13% First Mortgage Notes, with contingent
       interest, due 2006(a)                                $150,000,000   $150,000,000
     13% Senior Secured Notes, with contingent interest,
       due 2006, including premium of $1,078,000 (b)          40,078,000             --
     Note payable, net of discount of $87,000 at
        December 31, 2000 (c)                                         --      1,913,000
     Other                                                        27,000         33,000
                                                            ------------   ------------

     Total indebtedness                                      190,105,000    151,946,000

     Less-current maturities                                      (6,000)    (1,919,000)
                                                            ------------   ------------

       Total long-term debt                                 $190,099,000   $150,027,000
                                                            ============   ============

----------
(a) In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $309,000 and $77,000 was incurred during the years ended December 31, 2001 and 2000, respectively. Accrued contingent interest amounted to $386,000 and $77,000 at December 31, 2001 and 2000, respectively. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

     The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the Senior Secured Notes (see 4(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently, operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

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

(b) In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $78,000 was incurred during 2001 and is included in accrued interest payable on the accompanying consolidated balance sheet at December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations (see Note 5) with the remainder available for working capital purposes.

     Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (see 4(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

     The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 4(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 4(a)).

(c) The partners of HCS agreed that HCS would contingently reimburse Hilton for $2,000,000 it paid in connection with the relocation of the license to Shreveport (see Note 1); such repayment was made in monthly installments of $200,000, without interest, commencing with the opening of the Shreveport Casino. The $2,000,000 liability, net of a discount in the original amount of $308,000, and the related adjustment to the recorded value of project costs were recorded upon the issuance of the First Mortgage Notes in August 1999. The obligation was repaid in October 2001.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     Scheduled payments of long-term debt as of December 31, 2001 are set forth below:

2002                $      6,000
2003                       7,000
2004                       8,000
2005                       6,000
2006                 189,000,000
                    ------------
                    $189,027,000

(5)  Leases

     Capital Lease -

     HCS entered into a financing lease agreement with third party lessors during 2000 for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 4(b)).

     The $30,000,000 original cost of the assets acquired under the capital lease agreement was included in furniture and equipment on the accompanying consolidated balance sheet at December 31, 2000. Amortization expense with respect to the assets amounted to $2,438,000 during the 2001 year to date period through the June 15 termination date of the capital lease obligation. Accumulated amortization at December 31, 2000 with respect to these assets amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

     Operating Leases -

     In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continue at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

the lease agreement. Ground lease rentals amounted to $2,011,000, $213,000 and $56,000, respectively, for the years ended December 31, 2001, 2000 and 1999, including percentage rentals amounting to $1,438,000 and $78,000 during 2001 and 2000, respectively. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement also calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5,603,000 and $304,000 during 2001 and 2000.

     HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $2,845,000, $326,000 and $9,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

     Future minimum lease payments as of December 31, 2001 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2002                   $  825,000
2003                      761,000
2004                      517,000
2005                      385,000
2006                      154,000
Thereafter              1,247,000
                       ----------
                       $3,889,000
                       ==========

(6)  Income Taxes

     HCL's benefit for income taxes consists of the following:

                                                 Year Ended December 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------   -----------   -----------

     Deferred benefit:
        Federal                        $ 13,986,000   $ 5,623,000   $ 1,362,000
        State                             3,561,000     1,442,000       338,000
     Change in valuation allowance      (17,547,000)   (7,065,000)   (1,700,000)
                                       ------------   -----------   -----------
                                       $         --   $        --   $        --
                                       ============   ===========   ===========

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     A reconciliation between the calculated tax benefit on losses based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2001, 2000 and 1999 follows:

                                                          Year Ended December 31,
                                                 -----------------------------------------
                                                     2001           2000           1999
                                                 -------------   -----------   -----------
Calculated income tax benefit                    $ 15,754,000    $ 6,131,000   $ 1,451,000
Valuation allowance change                        (17,547,000)    (7,065,000)   (1,700,000)
State income taxes, net of federal provision        2,315,000        952,000       223,000
Other                                                (522,000)       (18,000)       26,000
                                                 ------------    -----------   -----------
     Tax benefit as shown on statement
  of operations                                  $         --    $        --   $        --
                                                 ============    ===========   ===========

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

     At December 31, 2001, HCL has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $69,441,000 which do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     The components of HCL's net deferred tax asset are as follows:

                                                   December 31,
                                            --------------------------
                                               2001           2000
                                            ------------   -----------
     Deferred tax assets:
         Net operating loss carryforwards   $ 27,276,000   $ 6,407,000
         Preopening expenses                   4,722,000     6,271,000
         Allowance for doubtful accounts         221,000        35,000
         Other liabilities and accruals        2,219,000       269,000
         Other                                    67,000            --
                                            ------------   -----------

             Total deferred tax assets        34,505,000    12,982,000

     Deferred tax liabilities:
         Depreciation and amortization        (7,801,000)   (3,825,000)
                                            ------------   -----------

     Net deferred tax asset                   26,704,000     9,157,000
     Valuation allowance                     (26,704,000)   (9,157,000)
                                            ------------   -----------

                                            $         --   $        --
                                            ============   ===========

(7)  Stock Option Plan

     Certain HCS employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 261,480 remain available for future grant as of December 31, 2001.

     The 1996 Plan is administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2001 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2001, options to purchase 25,000 shares remain outstanding to employees of HCS at an exercise price of $8.75 per share. Such options outstanding have a remaining contractual life of 119 months.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     The following table sets forth the activity of the 1996 Plan with respect to HCS employees:

                                             Year Ended December 31,
                         ------------------------------------------------------------
                               2001                 2000                 1999
                         ------------------   ------------------   ------------------
                                   Weighted             Weighted             Weighted
                                    Average              Average              Average
                                   Exercise             Exercise             Exercise
                         Options     Price    Options    Price     Options     Price
                         -------   --------   -------   --------   -------   --------
Outstanding options at
   beginning of year      50,000    $2.50      50,000     $2.50         --    $  --
   Options cancelled     (25,000)    2.50          --        --         --       --
   Options granted        25,000     8.75          --        --     50,000     2.50
   Options exercised     (25,000)    2.50          --        --         --       --
                         -------    -----      ------     -----     ------    -----
Outstanding options
   at end of year         25,000    $8.75      50,000     $2.50     50,000    $2.50
                         =======    =====      ======     =====     ======    =====
Exercisable options
   at end of year             --    $  --      12,500     $ 2.50        --    $  --

     HCL has elected to apply Opinion 25 with respect to accounting for options to employees of HCS. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss for the years ended December 31, 2001, 2000 and for the period from the initial grant date (September 16, 1999) through December 31, 1999 would have increased by approximately $19,000, $26,000 and $8,000, respectively.

     The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants made during the year ended December 31, 2000. The assumptions applied are set forth below:

                              Year Ended December 31,
                              -----------------------
                                 2001       1999
                               --------   ---------

Risk free interest rate             5.5%        4.8%
Dividend yield                       --         --
Expected life                   5 years    4 years
Volatility                         58.6%       54.8%
Weighted average fair value    $   3.66   $   1.25

(8)  Transactions with Affiliates

     The operations of the Shreveport Casino are managed by HWCC - Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2,878,000 and $156,000 for the years ended December 31, 2001 and 2000, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable of $3,034,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 4), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

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

     Prior to 2000, HCL was billed by subsidiaries of HCC for certain administrative and other service performed by their employees on behalf of HCL. Such charges amounted to $170,000 for the year ended December 31, 1999. During April 1999, HCC made a capital contribution to HCL of $1,400,000, the proceeds from which were used to repay HCC and its subsidiaries with respect to such charges and to reimburse HCC for its payment of other third party billings.

     The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). ACSC is a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay") which has certain officers, directors and principal shareholders in common with HCC. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both December 31, 2001 and 2000. The Shreveport Casino also has a maintenance and support agreement with ACSC effective as of October 12, 2000 which provides for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. HCS incurred charges and fees to ACSC amounting to $401,000 for the year ended December 31, 2001. Unpaid charges of $12,000 and $156,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets as of December 31, 2001 and 2000.

     HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

the opening of the Shreveport Casino. HCS expensed $360,000 and $12,000, respectively, under the agreement during the years ended December 31, 2001 and 2000 . Unpaid charges of $30,000 and $12,000 are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively.

(9)  Commitments and Contingencies

     HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both December 31, 2001 and 2000. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principle on the loan is due to be repaid on December 20, 2010.

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

     For so long as it remains a joint venture partner in HCS, Paddlewheels will receive, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statement of operations in the amounts of $1,438,000 and $78,000, respectively, for the years ended December 31, 2001 and 2000. Unpaid distributions amounting to $111,000 and $78,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at December 31, 2001 and 2000.

     HCS has agreed to reimburse approximately $600,000 of construction finish out costs to be incurred by an outside lessee with respect to approximately 42,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. No liability for such reimbursement has been reflected on the accompanying consolidated balance sheets at December 31, 2001 and 2000 as the underlying construction work has not been performed. Once the rental period commences, the Shreveport Casino is to receive $6 per square foot annually, payable on a monthly basis, together with percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, also hold directly or indirectly interests in certain sublessees of the lessee that will be operating tenants in the space.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     During November 2000, HCS entered into bank revolving credit facilities of $2,000,000 for working capital needs and $4,000,000 to meet liquidity requirements under Louisiana gaming regulations. The facilities were available for a period of one year. No amounts were borrowed under the credit facilities and they were cancelled during 2001.

     On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the costs of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U. S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying balance sheet at December 31, 2001. Both the recovery of any amounts by HCS from either its insurance company or its contractors or the need to pay the general contractor for the amounts being withheld are currently subject to the results of the litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

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

(10) Louisiana Regulatory Matters

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

(11) Employee Retirement Savings Plan

     HCS participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre- tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax- deferred basis. HCS matches a portion of the participating employees' contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2001 and 2000, HCS expensed $30,000 and $6,000, respectively, as company contributions to the plan.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

(12) Supplemental Cash Flow Information

     HCL paid interest, net of amounts capitalized, totaling $21,520,000 and $8,170,000, respectively, during the years ended December 31, 2001 and 2000; no interest was paid during the year ended December 31, 1999. HCS paid no income taxes during any of the years ended December 31, 2001, 2000 or 1999.

     During 2000, HCC made non-cash capital contributions to HCL in the amount of $425,000 consisting of the assumption of certain liabilities.

     During 2000, HCS obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 5).

     The additional $1,000,000 credit given to HCL's joint venture partner as an additional contribution to the HCS (see Note 9) and the corresponding addition to construction in progress have been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

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
                                               ===========

     The contingent liability of $2,499,000 shown above and described in Note 3 was recorded as a non- cash transaction during 2000.

(13) Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     Interest receivable and interest payable - The carrying amounts of interest
     ----------------------------------------
receivable and payable approximate fair value because of the short maturity of the obligation.

     Cash restricted for construction project - The carrying amount approximates
     ----------------------------------------
fair value because of the short maturity of these instruments.

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

     Note receivable - The carrying amount approximates fair value because the
     ---------------
note has a floating interest rate; accordingly the discounted cash flow of future payments equals the carrying amount.

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

     The estimated carrying amounts and fair values of HCL's financial instruments are as follows:

                                  December 31, 2001             December 31, 2000
                             ---------------------------   ---------------------------
                               Carrying                      Carrying
                                Amount       Fair Value       Amount       Fair Value
                             ------------   ------------   ------------   ------------
Financial Assets:
  Cash and cash
    equivalents              $ 26,609,000   $ 26,609,000   $ 39,956,000   $ 39,956,000
  Interest receivable                  --             --        234,000        234,000
  Cash restricted for
    construction project               --             --      9,530,000      9,530,000
 Note receivable                1,000,000      1,000,000      1,000,000      1,000,000

Financial Liabilities:
  Payable to Sodak
     Gaming, Inc.            $         --   $         --   $  2,499,000   $  2,499,000
  Interest payable             10,702,000     10,702,000      8,229,000      8,229,000
  13% First Mortgage Note     150,000,000    142,500,000    150,000,000    159,375,000
  13% Senior Secured Notes     40,078,000     36,075,000             --             --
  Note payable                         --             --      1,913,000      1,913,000
  Other notes                      27,000         29,000         33,000         33,000

                     HWCC - LOUISIANA, INC. AND SUBSIDIARIES
                 (wholly owned by Hollywood Casino Corporation)
                   Notes to Consolidated Financial Statements

(14)   Selected Quarterly Financial Data (Unaudited)

                                                              Quarter
                                    -----------------------------------------------------------
                                       First           Second          Third          Fourth
                                    ------------    ------------    -----------    ------------
Year Ended December 31, 2001:

   Net revenues                     $ 37,747,000    $ 35,992,000    $37,176,000    $ 32,953,000
                                    ============    ============    ===========    ============

   Loss before extraordinary item   $(15,728,000)   $(15,159,000)   $(7,838,000)   $ (6,948,000)
                                    ============    ============    ===========    ============

   Net loss                         $(15,728,000)   $(16,002,000)   $(7,838,000)   $ (6,948,000)
                                    ============    ============    ===========    ============

Year Ended December 31, 2000:

   Net revenues                     $         --    $         --    $        --    $  7,754,000
                                    ============    ============    ===========    ============
   Net loss                         $ (2,136,000)   $ (2,139,000)   $(3,626,000)   $(10,131,000)
                                    ============    ============    ===========    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     HCS and HCL had no disagreements with their independent accountants to report under this item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 23.

     2.   Financial Statement Schedules

     Hollywood Casino Shreveport
     ---------------------------

     .    Independent Auditors' Report
     .    Schedule II; Valuation and Qualifying Accounts

     HWCC-Louisiana, Inc.
     --------------------

     .    Independent Auditors' Report
     .    Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits

##2.1      --    Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-
                 Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C.  (Exhibit 10.32)
###3.1     --    Amended and Restated Joint Venture Agreement by and among Shreveport Paddlewheels,
                 L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998.
                 (Exhibit 10.1)
###3.2     --    September 1998 Amendment to the July Amended and Restated Joint Venture Agreement.
                 (Exhibit 10.2)
+++3.3     --    Third Amended and Restated Joint Venture Agreement of Hollywood Casino Shreveport by
                 and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21,
                 1999. (Exhibit 3.1)
+++3.4     --    August 1999 Amendment to Third Amended and Restated Joint Venture Agreement between
                 Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
+++3.5     --    Articles of incorporation of Shreveport Capital Corporation. (Exhibit 3.3)
+++3.6     --    Bylaws of Shreveport Capital Corporation. (Exhibit 3.4)
+++3.7     --    Articles of incorporation of HWCC-Louisiana, Inc. (Exhibit 3.5)
+++3.8     --    Bylaws of Hollywood Casino - Lake Charles, Inc. (now known as HWCC-Louisiana, Inc.
                 (Exhibit 3.6)
+++3.9     --    Articles of incorporation of HCS I, Inc. (Exhibit 3.7)
+++3.10    --    Bylaws of HCS I, Inc. (Exhibit 3.8)
+++3.11    --    Articles of incorporation of HCS II, Inc. (Exhibit 3.9)
+++3.12    --    Bylaws of HCS II, Inc. (Exhibit 3.10)
  +4.1     --    Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation ("SCC")

                 as Co-Issuers, and HWCC-Louisiana, Inc. ("HCL"), HCS I, Inc. and HCS II, Inc., as
                 Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10,
                 1999.  (Exhibit 4.1)
 +4.2      --    Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino
                 Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
 +4.3      --    Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood
                 Casino Shreveport and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.3)
 +4.4      --    Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State
                 Street Bank and Trust Company, as Trustee.  (Exhibit 4.4)
 +4.5      --    Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of
                 State Street Bank and Trust Company, as Trustee and Secured Party.  (Exhibit 4.5)
 +4.6      --    Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title
                 Insurance Company, as Disbursement Agent and State Street Bank and
                 Trust Company, as Trustee. (Exhibit 4.6)
 #4.7      --    First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and
                 State Street Bank and Trust Company. (Exhibit 4.24)
 +4.8      --    Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee.  (Exhibit 4.7)
 +4.9      --    Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc.
                 to State Street Bank and Trust Company, as Trustee and Secured Party.  (Exhibit 4.8)
+4.10      --    Security Agreement - Vessel Construction dated August 10, 1999 between Hollywood Casino
                 Shreveport and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.9)
+4.11      --    Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood
                 Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated
                 August 10, 1999.  (Exhibit 4.10)
+4.12      --    Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of
                 State Street Bank and Trust Company, as Trustee and Secured Party.  (Exhibit 4.11)
+4.13      --    First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport,
                 Inc. and State Street Bank and Trust Company, as Trustee.  (Exhibit 4.12)
++++4.14   --    Indenture among Hollywood Casino Shreveport and Shreveport Capital
                 Corporation ("SCC") as Issuers and State Street Bank and Trust
                 Company, as Trustee, dated as of June 15, 2001.
                 (Exhibit 4.1)
++++4.15   --    Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino Shreveport and SCC and the Initial Purchasers.
                 (Exhibit 4.2)
++++4.16   --    Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood
                 Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
++++4.17   --    Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State
                 Street Bank and Trust Company, as Trustee.  (Exhibit 4.4)
++++4.18   --    Security Agreement dated June 15, 2001 made by SCC to State Street
                 Bank and Trust Company, as Trustee. (Exhibit 4.5)
++++4.19   --    Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June
                 15, 2001.  (Exhibit 4.6)
++++4.20   --    Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood
                 Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of
                 June 15, 2001.  (Exhibit 4.7)
+10.1      --    Amended and Restated Federal Income Tax Sharing Agreement dated August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf,
                 HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-
                 Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc.  (Exhibit
                 10.16)
++10.2     --    Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street
                 Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino
                 Shreveport.  (Exhibit 10.3)
+10.3      --    Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and
                 HWCC-Shreveport, Inc. (Exhibit 10.4)

+10.4      --    Compromise Agreement, dated September 15, 1998, by and among Hilton New Orleans
                 Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint
                 Venture and the City of New Orleans.  (Exhibit 10.7)
+10.5      --    Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans
                 Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and
                 Hilton New Orleans Corporation.  (Exhibit 10.11)
+10.6      --    Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River
                 Entertainment Company, L.L.C. (Exhibit 10.12)
+10.7      --    Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and
                 QNOV.  (Exhibit 10.13)
+10.8      --    Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport
                 Paddlewheels, L.L.C.  (Exhibit 10.17)
+10.9      --    Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint
                 Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18)
+10.10     --    Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels, L.L.C. and HCL.
                 (Exhibit 10.19)
+10.11     --    Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by
                 Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender.  (Exhibit 10.20)
+10.12     --    Security Agreement dated August 10, 1999 made by Shreveport Paddlehwheels, L.L.C., as
                 Debtor, in favor of HCL, as Secured Party.  (Exhibit 10.21)
+10.13     --    Guaranty Agreement dated August 10, 1999 made by New Orleans Paddlewheels, L.L.C. in favor of HCL.  (Exhibit 10.22)
+10.14     --    Contribution and Assumption Agreement dated July 21, 1999 among HCL, HCS I, Inc., HCS
                 II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
++++10.15  --    Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport.
                 (Exhibit 10.1)
@10.16     --    Management Services Agreement dated September 22, 1998 by and between QNOV and
                 HWCC-Shreveport, Inc. (Exhibit 10.1)
@10.17     --    Amendment to Management Services Agreement dated August 2, 1999 by and between
                 Hollywood Casino Shreveport (formerly QNOV) and HWCC-Shreveport, Inc. (Exhibit 10.2)
@@10.18    --    Employment Agreement by and between Hollywood Casino Shreveport and Gary A. Gregg.
                 (Exhibit 10.20)

-----------------------
     # Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

    ## Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Annual Report on Form 10-K for the fiscal year ended December 31 1998.

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

  ++++ Incorporated by reference to the exhibit shown in parenthesis included in HCS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the SEC on August 10, 2001.

     @ Incorporated by reference to the exhibit shown in parenthesis filed in HCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the SEC on August 16, 1999.

    @@ Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

     (b)  Reports on Form 8-K

          The Registrants did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 2002.

                                               HOLLYWOOD CASINO SHREVEPORT
                                            SHREVEPORT CAPITAL CORPORATION

                                   By: HCS I, Inc.


                                   By:/s/        Edward T. Pratt III
                                      ------------------------------------------
                                                 Edward T. Pratt III
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Co-Registrants in the capacities and on the dates indicated:

           Signature                      Title                   Date
           ---------                      -----                   ----

/s/   Edward T. Pratt III       Chairman of the Board,        March 27, 2002
-----------------------------     Chief Executive Officer,   -------------------
      Edward T. Pratt III         President and Director


/s/      Paul C. Yates          Executive Vice President,     March 27, 2002
-----------------------------     Chief Financial Officer,   -------------------
         Paul C. Yates            Treasurer, Assistant
                                  Secretary and Director


/s/     Walter E. Evans         Executive Vice President,     March 27, 2002
-----------------------------     General Counsel,           -------------------
        Walter E. Evans           Secretary and Director


/s/ Charles F. LaFrano III      Vice President and            March 27, 2002
-----------------------------     Assistant Secretary        -------------------
      Charles F. LaFrano III

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 2002.

                                          HWCC - LOUISIANA, INC.


                              By:/s/        Edward T. Pratt III
                                 -----------------------------------------------
                                           Edward T. Pratt III
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

            Signature                       Title                        Date
            ---------                       -----                        -----

/s/    Edward T. Pratt III      Chairman of the Board,        March 27, 2002
-----------------------------     Chief Executive Officer,   -------------------
       Edward T. Pratt III        President and Director


/s/       Paul C. Yates         Executive Vice President,     March 27, 2002
-----------------------------     Chief Financial Officer,   -------------------
          Paul C. Yates           Treasurer, Assistant
                                  Secretary and Director


/s/      Walter E. Evans        Executive Vice President,     March 27, 2002
-----------------------------     General Counsel,           -------------------
         Walter E. Evans          Secretary and Director


/s/  Charles F. LaFrano III     Vice President and             March 27, 2002
-----------------------------     Assistant Secretary        -------------------
      Charles F. LaFrano III

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Hollywood Casino Shreveport and Subsidiaries

          .    Independent Auditors' Report

          .    Schedule II; Valuation and Qualifying Accounts

HWCC-Louisiana, Inc. and Subsidiaries

          .    Independent Auditors' Report

          .    Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS' REPORT

To the Partners of Hollywood Casino Shreveport:

We have audited the consolidated financial statements of Hollywood Casino Shreveport and Subsidiaries as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of Hollywood Casino Shreveport listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                     SCHEDULE II

                           HOLLYWOOD CASINO SHREVEPORT

                        Valuation and Qualifying Accounts

                                             Amounts
                                Balance at   Charged to                 Balance
                                Beginning    Costs and                  at End
                                of Period    Expenses     Deductions   of Period
                                ----------   ----------   ----------   ---------
Year Ended December 31, 2001:
   Allowance for doubtful
     accounts receivable          $90,000    $1,021,000    $(577,000)   $534,000
                                  =======    ==========    =========   =========

Year Ended December 31, 2000:
   Allowance for doubtful
     accounts receivable          $    --    $   90,000    $      --    $ 90,000
                                  =======    ==========    =========   =========

           The accompanying notes to consolidated financial statements are an integral partof this schedule.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of HWCC - Louisiana, Inc.:

We have audited the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries as of, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 19, 2002; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of HWCC-Louisiana, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Dallas, Texas
March 19, 2002

                                                                     SCHEDULE II

                           HOLLYWOOD CASINO SHREVEPORT
                 (wholly owned by Hollywood Casino Corporation)

                        Valuation and Qualifying Accounts

                                              Amounts
                                Balance at   Charged to                 Balance
                                Beginning    Costs and                  at End
                                of Period    Expenses     Deductions   of Period
                                ----------   ----------   ----------   ---------
Year Ended December 31, 2001:
   Allowance for doubtful
     accounts receivable          $90,000    $1,021,000   $ (577,000)   $534,000
                                  =======    ==========   ==========   =========

Year Ended December 31, 2000:
   Allowance for doubtful
     accounts receivable          $    --    $   90,000   $       --    $ 90,000
                                  =======    ==========   ==========   =========

           The accompanying notes to consolidated financial statements are an integral partof this schedule.