Form 10-Q
period 2002-06-30
HOLLYWOOD CASINO SHREVEPORT; HWCC LOUISIANA INC; SHREVEPORT CAPITAL CORP
filed 2002-08-19
CIK 1096352, 1096354, 1096353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                               to

Commission file number 333-88679

HOLLYWOOD CASINO SHREVEPORT
SHREVEPORT CAPITAL CORPORATION
(Exact name of each Registrant as specified in its charter)

Louisiana	72-1225563
Louisiana	75-2830167
(States or other jurisdictions of	(I.R.S. Employer
incorporation or organization)	Identification No.’s)

451 Clyde Fant Parkway Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)                             (318) 220-0711

(Not Applicable)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at August 15, 2002
Hollywood Casino Shreveport	None	None
Shreveport Capital Corporation	Common Stock, $.01 par value	1,000 Shares

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Part I:    Financial Information

Introductory Notes to Consolidated Financial Statements

Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC—Louisiana, Inc. (“HCL”), a Louisiana corporation wholly owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners”. QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the transfer of the license to operate in Shreveport was structured as the acquisition of the interests of the former partners in QNOV.

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,422 slot machines, 60 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities being developed by a third party.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino. On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained their 10% residual interest in HCS and their monthly payment of 1% of “complex net revenues”.

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the purpose of being a co-issuer with respect to $150,000,000 of 13% First Mortgage Notes with contingent interest (the “First Mortgage Notes”) due 2006 and the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

Equity contributions from HCL and Paddlewheels provided the initial $50,000,000 of construction financing for the Shreveport Casino. During August 1999, HCS successfully completed the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006. These sources of funds, together with $30,000,000 of furniture, fixture and equipment financing, provided the initial funding for the project.

The principal executive offices of HCS and Shreveport Capital are located at 451 Clyde Fant Parkway, Shreveport, Louisiana 71101, telephone (318) 220-0711. The principal executive offices of HCL are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

The consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of June 30, 2002, the results of their operations for the three and six month periods ended June 30, 2002 and 2001 and their cash flows for the six month periods ended June 30, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital’s 2001 Annual Report on Form 10-K.

Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the first and third quarters. Consequently, the results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the operating results to be reported for the full year.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, a majority of the issued and outstanding shares of common stock of HCC eligible to vote will vote in favor of the merger, assuring stockholder approval.

INDEPENDENT ACCOUNTANT’S REPORT

To the Partners of Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of June 30, 2002, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
August 8, 2002

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$28,600,000	$26,463,000
Accounts receivable, net of allowances of $668,000 and $534,000, respectively	2,042,000	2,110,000
Inventories	2,086,000	1,934,000
Prepaid expenses and other current assets	845,000	854,000

Total current assets	33,573,000	31,361,000

Property and Equipment:
Land improvements	1,665,000	1,665,000
Buildings and improvements	97,271,000	95,839,000
Riverboat	44,965,000	44,947,000
Furniture and equipment	47,673,000	46,891,000
Construction in progress	—	762,000

	191,574,000	190,104,000
Less—accumulated depreciation	(24,398,000)	(16,365,000)

	167,176,000	173,739,000

Other Assets:
Deferred financing costs, net	5,430,000	6,069,000
Other	552,000	865,000

Total other assets	5,982,000	6,934,000

	$206,731,000	$212,034,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND PARTNER’S DEFICIENCY

	June 30,	December 31,
	2002	2001
	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	7,977,000	6,654,000
Accrued liabilities—
Salaries and wages	2,529,000	2,469,000
Interest	11,456,000	10,702,000
Gaming and other taxes	3,525,000	998,000
Insurance	1,514,000	1,894,000
Other	2,660,000	2,624,000
Due to affiliates	5,859,000	3,859,000
Other current liabilities	989,000	1,273,000

Total current liabilities	36,515,000	30,479,000

Long-Term Debt	190,005,000	190,099,000

Other Noncurrent Liabilities	224,000	155,000

Commitments and Contingencies (Note 5)
Partners’ Deficiency	(20,013,000)	(8,699,000)

	$206,731,000	$212,034,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Revenues:
Casino	$36,280,000	$37,927,000
Rooms	2,396,000	2,233,000
Food and beverage	6,242,000	6,748,000
Other	620,000	880,000

	45,538,000	47,788,000
Less—promotional allowances	(9,236,000)	(11,796,000)

Net revenues	36,302,000	35,992,000

Expenses:
Casino	26,500,000	32,089,000
Rooms	566,000	542,000
Food and beverage	1,733,000	2,231,000
Other	768,000	1,209,000
General and administrative	2,142,000	4,739,000
Depreciation and amortization	4,038,000	4,005,000
Loss on early extinguishment of debt	—	843,000

Total expenses	35,747,000	45,658,000

Income (loss) from operations	555,000	(9,666,000)

Non-operating income (expense):
Interest income	55,000	107,000
Interest expense	(6,747,000)	(6,078,000)
Write off investment in unconsolidated affiliate	(313,000)	—

Total non-operating expense	(7,005,000)	(5,971,000)

Net loss	$(6,450,000)	$(15,637,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Revenues:
Casino	$74,219,000	$74,646,000
Rooms	4,610,000	4,120,000
Food and beverage	12,342,000	13,456,000
Other	1,094,000	2,140,000

	92,265,000	94,362,000
Less—promotional allowances	(17,746,000)	(20,623,000)

Net revenues	74,519,000	73,739,000

Expenses:
Casino	52,424,000	66,865,000
Rooms	1,186,000	1,206,000
Food and beverage	3,471,000	5,408,000
Other	1,449,000	2,540,000
General and administrative	4,722,000	8,223,000
Depreciation and amortization	8,033,000	7,891,000
Loss on early extinguishment of debt	—	843,000

Total expenses	71,285,000	92,976,000

Income (loss) from operations	3,234,000	(19,237,000)

Non-operating income (expense):
Interest income	104,000	399,000
Interest expense	(13,593,000)	(12,147,000)
Write off investment in unconsolidated affiliate	(313,000)	—

Total non-operating expense	(13,802,000)	(11,748,000)

Net loss	$(10,568,000)	$(30,985,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(10,568,000)	$(30,985,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including accretion of discount and amortization of premium	8,586,000	8,718,000
Write off investment in unconsolidated affiliate	313,000	—
Loss on early extinguishment of debt	—	843,000
Provision for doubtful accounts	123,000	542,000
Increase in accounts receivable	(55,000)	(1,206,000)
Increase (decrease) in accounts payable and accrued liabilities	3,020,000	(3,523,000)
Net change in affiliate balances	1,992,000	1,172,000
Net change in other current assets and liabilities	(427,000)	953,000
Net change in other noncurrent assets and liabilities	69,000	74,000

Net cash provided by (used in) operating activities	3,053,000	(23,412,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(170,000)	(4,892,000)
Investment in unconsolidated affiliate	—	(146,000)
Net change in cash restricted for construction project	—	9,530,000

Net cash (used in) provided by investing activities	(170,000)	4,492,000

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,170,000
Capital contributions	—	8,675,000
Repayments of long-term debt	(3,000)	(1,203,000)
Payments on capital lease obligation	—	(30,000,000)
Deferred financing costs	(5,000)	(1,258,000)
Partner distributions	(738,000)	(790,000)

Net cash (used in) provided by financing activities	(746,000)	15,594,000

Net increase (decrease) in cash and cash equivalents	2,137,000	(3,326,000)
Cash and cash equivalents at beginning of period	26,463,000	37,352,000

Cash and cash equivalents at end of period	$28,600,000	$34,026,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization, Business and Basis of Presentation

Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation wholly owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners.” QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the transfer of the license to operate in Shreveport was structured as the acquisition of the interests of the former partners in QNOV. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) (see Note 2(a)).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,422 slot machines, 60 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities being developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS’s current license to operate the Shreveport Casino expires on October 15, 2004.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. The joint venture partner also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino (see Note 5). On March 31, 1999, HCL entered into a definitive

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

agreement with Sodak’s parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest and their monthly payment of 1% of “complex net revenues”. During July 1999, Sodak was merged into HCL.

Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained their 10% residual interest in HCS and their monthly payment of 1% of “complex net revenues”. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino (see Note 2(a)), HCL contributed an additional $43,700,000 to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1,000,000 to Paddlewheels which Paddlewheels contributed to HCS. HCL made additional capital contributions to HCS through HCS I, Inc. and HCS II, Inc. of $8,675,000 in May 2001 and $5,900,000 in December 2000. Capital contributions from HCC, HCL’s parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the purpose of being a co-issuer with respect to the First Mortgage Notes and the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of June 30, 2002, capital contributions amounting to $313,000 had been made to Shreveport Golf Company. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. The partners intend to liquidate the joint venture; accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. Total capital contributions to Shreveport Golf Company of $313,000 at December 31, 2001 are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

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

The consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of June 30, 2002, the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002 and 2001.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 serves to update, clarify and simplify certain existing accounting pronouncements. HCS adopted the provisions of SFAS 145 during the second quarter of 2002. As a result of the adoption, the prior year period consolidated financial statements have been revised to reflect a loss on early extinguishment of debt as a component of income (loss) from continuing operations instead of an extraordinary item.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when incurred. Current literature requires that these costs be expensed when management commits to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HCS does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(2)    Long-term Debt

Long-term debt at June 30, 2002 and December 31, 2001 consists of the following:

	June 30, 2002	December 31, 2001
13% First Mortgage Notes, with contingent interest, due 2006 (a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $987,000 and $1,078,000, respectively (b)	39,987,000	40,078,000
Other	24,000	27,000

Total indebtedness	190,011,000	190,105,000
Less-current maturities	(6,000)	(6,000)

Total long-term debt	$190,005,000	$190,099,000

(a)
In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $280,000 and $604,000, respectively, was incurred during the three and six month periods ended June 30, 2002. No contingent interest was incurred during the three or six month periods ended June 30, 2001. Accrued contingent interest amounted to $990,000 and $386,000, respectively, at June 30, 2002 and December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the 13% Senior Secured Notes (see 2(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino’s interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

(b)
In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $70,000 and $151,000, respectively, was incurred during the three and six month periods ended June 30, 2002. Accrued contingent interest amounted to $229,000 and $78,000 at June 30, 2002 and December 31, 2001, respectively, and is included in accrued interest payable on the accompanying consolidated balance sheets. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligation (see Note 3) with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (see 2(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 2(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 2(a)).

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Scheduled payments of long-term debt as of June 30, 2002 are set forth below:

2002 (six months)	$3,000
2003	7,000
2004	8,000
2005	6,000
2006	189,000,000

$189,024,000

(3)    Leases

Capital Lease—

HCS entered into a financing lease agreement with third party lessors during 2000 for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 2(b)). Amortization expense with respect to the assets acquired under the lease amounted to $1,108,000 and $2,438,000, respectively, during the second quarter and year to date periods through the termination date of the capital lease obligation (June 15, 2001).

Operating Leases—

In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on December 20, 2010. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $506,000 and $486,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $1,032,000 and $1,023,000, respectively, for the six month periods ended June 30, 2002 and 2001. Such rentals included percentage rentals amounting to $363,000 and $343,000, respectively for the three month periods ended June 30, 2002 and 2001 and $746,000 and $737,000, respectively, for the six month periods ended June 30, 2002 and 2001. In addition, the ground

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,406,000 and $1,452,000, respectively, during the three month periods ended June 30, 2002 and 2001 and $2,861,000 and $2,894,000, respectively, during the six month periods ended June 30, 2002 and 2001.

HCS also leases office space, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $682,000 and $793,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $1,304,000 and $1,448,000, respectively, for the six month periods ended June 30, 2002 and 2001.

Future minimum lease payments as of June 30, 2002 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2002 (six months)	$415,000
2003	761,000
2004	517,000
2005	385,000
2006	154,000
Thereafter	1,247,000

$3,479,000

(4)    Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. (Shreveport Management), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $726,000 and $709,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $1,491,000 and $1,473,000, respectively, for the six month periods ended June 30, 2002 and 2001 and are included in

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at June 30, 2002 and December 31, 2001 amounting to $4,525,000 and $3,034,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 2), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“GBCC”) which has certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both June 30, 2002 and December 31, 2001. The Shreveport Casino also had a maintenance and support agreement with ACSC effective between October 12, 2000 and March 18, 2002 which provided for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $36,000 during the period ended March 19, 2002 and $126,000 and $181,000, respectively, during the three and six month periods ended June 30, 2001. Unpaid charges of $12,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2001. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 under the agreement during each of the three month periods ended June 30, 2002 and 2001 and $180,000 during each of the six month periods ended June 30, 2002 and 2001. Unpaid charges of $30,000 are included in due to affiliates on the accompanying consolidated balance sheets at both June 30, 2002 and December 31, 2001.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. The obligation was included in accounts payable on the accompanying consolidated balance sheet at June 30, 2002. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS will receive percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(5)    Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $363,000 and $355,000, respectively, during the three month periods ended June 30, 2002 and 2001 and $746,000 and $737,000, respectively, during the six month periods ended June 30, 2002 and 2001. Unpaid distributions of $119,000 and $111,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at June 30, 2002 and December 31, 2001.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheets at June 30, 2002 and December 31, 2001. In addition, management is seeking to recover lost profits and related claims under its business interruption insurance coverage. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCC has been notified that the Louisiana State Police, Casino Gaming Division (the “Division”) has set a hearing on October 1, 2002 regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. While statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, at this time management has not been sufficiently advised by the Division to make a determination as to the likely result of such hearing. HCC intends to assist the Division to resolve this matter.

(6)    Supplemental Cash Flow Information

HCS paid interest totaling $12,286,000 and $11,121,000, respectively, during the six month periods ended June 30, 2002 and 2001. HCS paid no income taxes during either of the six month periods ended June 30, 2002 or 2001.

(7)    Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(8)    Subsequent Event

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, a majority of the issued and outstanding shares of common stock of HCC eligible to vote will vote in favor of the merger, assuring stockholder approval.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of June 30, 2002, the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholder’s deficit and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Dallas, Texas
August 8, 2002

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2002	December 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$28,771,000	$26,609,000
Accounts receivable, net of allowances of $668,000 and $534,000, respectively	2,042,000	2,110,000
Inventories	2,086,000	1,934,000
Deferred income taxes	618,000	617,000
Prepaid expenses and other current assets	850,000	859,000

Total current assets	34,367,000	32,129,000

Property and Equipment:
Land improvements	1,665,000	1,665,000
Buildings and improvements	103,271,000	101,839,000
Riverboat	44,965,000	44,947,000
Furniture and equipment	47,673,000	46,891,000
Construction in progress	—	762,000

	197,574,000	196,104,000
Less—accumulated depreciation	(24,398,000)	(16,365,000)

	173,176,000	179,739,000

Other Assets:
Deferred financing costs, net	5,430,000	6,069,000
Note receivable	1,000,000	1,000,000
Other	552,000	865,000

Total other assets	6,982,000	7,934,000

	$214,525,000	$219,802,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	June 30, 2002	December 31, 2001
	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	7,977,000	6,654,000
Accrued liabilities—
Salaries and wages	2,529,000	2,469,000
Interest	11,456,000	10,702,000
Gaming and other taxes	3,525,000	998,000
Insurance	1,514,000	1,894,000
Other	2,660,000	2,624,000
Due to affiliates	5,740,000	3,748,000
Other current liabilities	989,000	1,273,000

Total current liabilities	36,396,000	30,368,000

Long-Term Debt	190,005,000	190,099,000

Deferred Income Taxes	618,000	617,000

Other Noncurrent Liabilities	224,000	155,000

Commitments and Contingencies (Note 6)
Minority Interest (Note 6)	2,119,000	2,111,000

Shareholder’s Deficit:
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	66,400,000	66,400,000
Accumulated deficit	(81,238,000)	(69,949,000)

Total shareholder’s deficit	(14,837,000)	(3,548,000)

	$214,525,000	$219,802,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Revenues:
Casino	$36,280,000	$37,927,000
Rooms	2,396,000	2,233,000
Food and beverage	6,242,000	6,748,000
Other	620,000	880,000

	45,538,000	47,788,000
Less—promotional allowances	(9,236,000)	(11,796,000)

Net revenues	36,302,000	35,992,000

Expenses:
Casino	26,500,000	32,089,000
Rooms	566,000	542,000
Food and beverage	1,733,000	2,231,000
Other	768,000	1,209,000
General and administrative	2,090,000	4,791,000
Depreciation and amortization	4,038,000	4,005,000
Loss on early extinguishment of debt	—	843,000

Total expenses	35,695,000	45,710,000

Income (loss) from operations	607,000	(9,718,000)

Non-operating income (expense):
Interest income	68,000	149,000
Interest expense	(6,747,000)	(6,078,000)
Write off investment in unconsolidated affiliate	(313,000)	—

Total non-operating expense	(6,992,000)	(5,929,000)

Loss before other item	(6,385,000)	(15,647,000)
Minority interest in Hollywood
Casino Shreveport (Note 6)	(363,000)	(355,000)

Net loss	$(6,748,000)	$(16,002,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Revenues:
Casino	$74,219,000	$74,646,000
Rooms	4,610,000	4,120,000
Food and beverage	12,342,000	13,456,000
Other	1,094,000	2,140,000

	92,265,000	94,362,000
Less—promotional allowances	(17,746,000)	(20,623,000)

Net revenues	74,519,000	73,739,000

Expenses:
Casino	52,424,000	66,865,000
Rooms	1,186,000	1,206,000
Food and beverage	3,471,000	5,408,000
Other	1,449,000	2,540,000
General and administrative	4,722,000	8,328,000
Depreciation and amortization	8,033,000	7,891,000
Loss on early extinguishment of debt	—	843,000

Total expenses	71,285,000	93,081,000

Income (loss) from operations	3,234,000	(19,342,000)

Non-operating income (expense):
Interest income	129,000	496,000
Interest expense	(13,593,000)	(12,147,000)
Write off investment in unconsolidated affiliate	(313,000)	—

Total non-operating expense	(13,777,000)	(11,651,000)

Loss before other item	(10,543,000)	(30,993,000)

Minority interest in Hollywood Casino Shreveport (Note 6)	(746,000)	(737,000)

Net loss	$(11,289,000)	$(31,730,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(11,289,000)	$(31,730,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including accretion of discount and amortization of premium	8,586,000	8,718,000
Write off investment in unconsolidated affiliate	313,000	—
Loss on early extinguishment of debt	—	843,000
Minority interest in Hollywood Casino Shreveport	746,000	737,000
Provision for doubtful accounts	123,000	542,000
Increase in accounts receivable	(55,000)	(1,181,000)
Increase (decrease) in accounts payable and accrued liabilities	3,020,000	(3,523,000)
Net change in affiliate balances	1,992,000	1,172,000
Net change in other current assets and liabilities	(427,000)	846,000
Net change in other noncurrent assets and liabilities	69,000	74,000

Net cash provided by (used in) operating activities	3,078,000	(23,502,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(170,000)	(4,892,000)
Net change in cash restricted for construction project	—	9,530,000
Investment in unconsolidated affiliate	—	(146,000)

Net cash (used in) provided by investing activities	(170,000)	4,492,000

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,170,000
Capital contributions	—	8,675,000
Repayments of long-term debt	(3,000)	(1,203,000)
Payments on capital lease obligations	—	(30,000,000)
Payment to Sodak Gaming, Inc.	—	(2,499,000)
Limited partner distributions	(738,000)	(691,000)
Deferred financing costs	(5,000)	(1,258,000)

Net cash (used in) provided by financing activities	(746,000)	13,194,000

Net increase (decrease) in cash and cash equivalents	2,162,000	(5,816,000)
Cash and cash equivalents at beginning of period	26,609,000	39,956,000

Cash and cash equivalents at end of period	$28,771,000	$34,140,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization, Business and Basis of Presentation

HWCC-Louisiana, Inc. (“HCL”) is a Louisiana corporation and wholly owned subsidiary of Hollywood Casino Corporation (“HCC”). HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL’s initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. (“Sodak”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”) acquired the interests of Queen of New Orleans at the Hilton Joint Venture (“QNOV”). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the “LGCB”) to move their licensed site to the City of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s partners. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport (“HCS”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,422 slot machines, 60 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities being developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS’s current license to operate the Shreveport Casino expires on October 15, 2004.

When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV’s former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

interest due 2006 (the “First Mortgage Notes”) (see Note 2(a)). HCL has treated this $5,000,000 as part of the cost of acquiring their interest in HCS and has included the cost in property and equipment on the accompanying consolidated balance sheets.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (see Note 6). The joint venture partner also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino (see Note 6). On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest and their monthly payment of 1% of “complex net revenues”. During July 1999, Sodak was merged with HCL.

In July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% of its interest to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS, and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. HCS I, Inc. and HCS II, Inc. currently have no other operating activities or assets other than their ownership interests in HCS. Paddlewheels retained their 10% residual interest in HCS and their monthly payment of 1% of “complex net revenues”. The revised partnership structure was approved by the LGCB on July 20, 1999.

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. As of June 30, 2002, capital contributions amounting to $313,000 had been made to Shreveport Golf Company. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. The partners

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

intend to liquidate the joint venture; accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. Total capital contributions to Shreveport Golf Company of $313,000 at December 31, 2001 are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCL estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

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

The consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCL as of June 30, 2002, the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002 and 2001.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 serves to update, clarify and simplify certain existing accounting pronouncements. HCL adopted the provisions of SFAS 145 during the second quarter of 2002. As a result of the adoption, the prior year period consolidated financial statements have been revised to reflect a loss on early extinguishment of debt as a component of income (loss) from continuing operations instead of an extraordinary item.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when incurred. Current literature requires that these costs be expensed when management commits to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HCL does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(2)    Long-term Debt

Long-term debt at June 30, 2002 and December 31, 2001 consists of the following:

	June 30,	December 31,
	2002	2001
13% First Mortgage Notes, with contingent interest, due 2006 (a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $987,000 and $1,078,000, respectively (b)	39,987,000	40,078,000
Other	24,000	27,000

Total indebtedness	190,011,000	190,105,000
Less—current maturities	(6,000)	(6,000)

Total long-term debt	$190,005,000	$190,099,000

(a)
In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $280,000 and $604,000, respectively, was incurred during the three and six month periods ended June 30, 2002. No contingent interest was incurred during the three or six month periods ended June 30, 2001. Accrued contingent interest amounted to $990,000 and $386,000, respectively, at June 30, 2002 and December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than assets secured by the 13% Senior Secured Notes (see 2(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino’s interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

(b)
In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $70,000 and $151,000, respectively, was incurred during the three and six month periods ended June 30, 2002. Accrued contingent interest amounted to $229,000 and $78,000 at June 30, 2002 and December 31, 2001, respectively, and is included in accrued interest payable on the accompanying consolidated balance sheets. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligation (see Note 3) with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (see 2(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 2(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 2(a)).

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Scheduled payments of long-term debt as of June 30, 2002 are set forth below:

2002 (six months)	$3,000
2003	7,000
2004	8,000
2005	6,000
2006	189,000,000

$189,024,000

(3)    Leases

Capital Lease—

HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 2(b)). Amortization expense with respect to the assets acquired under the lease amounted to $1,108,000 and $2,438,000, respectively, during the second quarter and year to date periods through the termination date of the capital lease obligation (June 15, 2001).

Operating Leases—

In May 1999, HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on December 20, 2010. HSC has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $506,000 and $486,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $1,032,000 and $1,023,000, respectively, for the six month

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

periods ended June 30, 2002 and 2001. Such rentals included percentage rentals amounting to $363,000 and $343,000, respectively for the three month periods ended June 30, 2002 and 2001 and $746,000 and $737,000, respectively, for the six month periods ended June 30, 2002 and 2001. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,406,000 and $1,452,000, respectively, during the three month periods ended June 30, 2002 and 2001 and $2,861,000 and $2,894,000, respectively, during the six month periods ended June 30, 2002 and 2001.

HCS also leases office space, warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $682,000 and $793,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $1,304,000 and $1,448,000, respectively, for the six month periods ended June 30, 2002 and 2001.

Future minimum lease payments as of June 30, 2002 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2002 (six months)	$415,000
2003	761,000
2004	517,000
2005	385,000
2006	154,000
Thereafter	1,247,000

$3,479,000

(4)    Income Taxes

HCL’s benefit for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Deferred benefit:
Federal	$2,109,000	$4,990,000	$3,481,000	$10,040,000
State	544,000	1,273,000	895,000	2,524,000
Change in valuation allowance	(2,653,000)	(6,263,000)	(4,376,000)	(12,564,000)

	$—	$—	$—	$—

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

HCL is included in HCC’s consolidated federal income tax return. Pursuant to agreements between HCL and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes during either of the six month periods ended June 30, 2002 or 2001.

At June 30, 2002, HCL has net operating loss carryforwards (“NOL’s”) for federal income tax purposes totaling approximately $84,400,000 which do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of such NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

(5)    Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $726,000 and $709,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $1,491,000 and $1,473,000, respectively, for the six month periods ended June 30, 2002 and 2001 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at June 30, 2002 and December 31, 2001 amounting to $4,525,000 and $3,034,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 2), management fees are

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“GBCC”) which has certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc. a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both June 30, 2002 and December 31, 2001. The Shreveport Casino also had a maintenance and support agreement with ACSC effective between October 12, 2000 and March 18, 2002 which provided for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $36,000 during the period ended March 19, 2002 and $126,000 and $181,000, respectively, during the three and six month periods ended June 30, 2001. Unpaid charges of $12,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2001. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 under the agreement during each of the three month periods ended June 30, 2002 and 2001 and $180,000 during each of the six month periods ended June 30, 2002 and 2001. Unpaid charges of $30,000 are included in due to affiliates on the accompanying consolidated balance sheets at both June 30, 2002 and December 31, 2001.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of restaurant and entertainment facilities to be operated on property leased from the Shreveport Casino. The obligation was included in accounts payable on the accompanying consolidated balance sheet at June 30, 2002. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS will receive percentage rentals as specified in the lease agreement. The lessee is a limited liability company in which certain relatives of a principal stockholder and director of HCC hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

(6)    Commitments and Contingencies

HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both June 30, 2002 and December 31, 2001. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principal on the loan is due to be repaid on December 20, 2010.

Paddlewheels was also given credit for an additional $1,000,000 capital contribution at the time construction financing was obtained and the $5,000,000 liability described in Note 1 was paid. Such credit was in recognition of guarantees provided by an affiliate of Paddlewheels necessary to obtain LGCB approval for the Shreveport Casino. The additional $1,000,000 credit to Paddlewheels’s capital account resulted in an additional $1,000,000 minority interest on HCL’s consolidated balance sheets and has been treated as an additional project cost.

For so long as it remains a joint venture partner in HCS, Paddlewheels will also receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations in the amounts of $363,000 and $355,000, respectively, for the three month periods ended June 30, 2002 and 2001 and $746,000 and $737,000, respectively, for the six month periods ended June 30, 2002 and 2001. Unpaid distributions amounting to $119,000 and $111,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at June 30, 2002 and December 31, 2001.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,700,000 to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking and which is included in accounts payable on the accompanying consolidated balance sheets at June 30, 2002 and December 31, 2001. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCC has been notified that the Louisiana State Police, Casino Gaming Division (the “Division”) has set a hearing on October 1, 2002 regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

representatives of the Division. While statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, at this time management has not been sufficiently advised by the Division to make a determination as to the likely result of such hearing. HCC intends to assist the Division to resolve this matter.

(7)    Supplemental Cash Flow Information

HCL paid interest totaling $12,286,000 and $11,121,000, respectively, during the six month periods ended June 30, 2002 and 2001. HCL paid no income taxes during either of the six month periods ended June 30, 2002 or 2001.

(8)    Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

(9)    Subsequent Event

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, a majority of the issued and outstanding shares of common stock of HCC eligible to vote will vote in favor of the merger, assuring stockholder approval.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts and other risks indicated in their filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management’s ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “expects”, “anticipates” and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL’s business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

HCL has had no significant operating activities other than certain costs incurred in developing the Shreveport Casino. Accordingly, management’s discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries are separately noted where significant.

RESULTS OF OPERATIONS

Departmental profit from operations at the Shreveport Casino is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Casino	$36,280,000	$37,927,000	$74,219,000	$74,646,000
Rooms	2,396,000	2,233,000	4,610,000	4,120,000
Food and beverage	6,242,000	6,748,000	12,342,000	13,456,000
Other	620,000	880,000	1,094,000	2,140,000
Promotional allowances	(9,236,000)	(11,796,000)	(17,746,000)	(20,623,000)

Net revenues	36,302,000	35,992,000	74,519,000	73,739,000

Departmental Expenses:
Casino	26,500,000	32,089,000	52,424,000	66,865,000
Rooms	566,000	542,000	1,186,000	1,206,000
Food and beverage	1,733,000	2,231,000	3,471,000	5,408,000
Other	768,000	1,209,000	1,449,000	2,540,000

Total departmental expenses	29,567,000	36,071,000	58,530,000	76,019,000

Departmental profit (loss)	$6,735,000	$(79,000)	$15,989,000	$(2,280,000)

Departmental profit (loss) margin	18.6%	(.2)%	21.5%	(3.1)%

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Shreveport Casino commenced operations on December 20, 2000 and experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. Management of HCS responded by fine-tuning its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, HCS terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino’s gaming revenues in June. Management also instituted a series of measures to significantly reduce the operating costs of the Shreveport Casino. As a result of the elimination of marketing programs and other significant cost cutting efforts, the Shreveport Casino has generated positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month since June 2001. HCS is continuing to aggressively manage its marketing programs to increase its customer base while maximizing near and long-term profitability by decreasing the operating cost structure of the property.

The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, as total casino win for the first six months of 2002 has only grown by 21% compared to the same period in 2000 (the most recent comparable six month period prior to the opening of the Shreveport Casino). The market grew by only 3.4% during the first half of 2002 compared to the same period in 2001; management believes such lack of growth reflects the current economic slowdown which has negatively affected the Shreveport market.

Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $461.7 million and $466.6 million, respectively, during the second quarters of 2002 and 2001 and $917.7 million and $916.5 million, respectively, during the six month periods ended June 30, 2002 and 2001. Slot machine handle increased by .5% and 1.5%, respectively, during the second quarter and first half of 2002 compared to the same periods in 2001, while table game drop declined by 12.8% and 10.2%, respectively, during the same periods.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino decreased $1.6 million (4.3%) and $427,000 (.6%), respectively, during the three and six month periods of 2002 compared to the 2001 periods. These decreases primarily reflect slight decreases in the slot machine hold percentages during the 2002 periods compared to the 2001 periods. The declines in table games gross wagering was partially offset by increases in the table games hold percentages to 18.8% and 20.5%, respectively, in the 2002 three and six month periods from 18.1% and 18.5%, respectively, in the 2001 periods. During the three and six month periods of 2002, slot machine revenues accounted for 75.2% and 72.8% of casino revenues, respectively, compared to 74.3% and 73%, respectively, during the 2001 periods. Table game revenues accounted for 24.3% and 27%, respectively, of the 2002 period casino revenues compared to 25.7% and 27%, respectively, during the 2001 periods. In June 2002, the Shreveport Casino added six poker stations which contributed $157,000 to casino revenues during the three and six month 2002 periods.

Room revenues increased 7.3% and 11.9%, respectively, during the 2002 three and six month periods compared to the same periods in 2001. Hotel occupancy rates increased to 96.3% and 93.4% during the 2002 three and six month periods from 88.4% and 82.1% in the same periods of 2001 due to more aggressive marketing programs. However, the average daily room rate decreased to $68 during both the 2002 three and six month periods from $69 and $76 in the comparable 2001 periods. Room rates in 2002 have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been more than offset by the improvement in hotel occupancy.

Food and beverage revenues decreased 7.5% and 8.3%, respectively, during the second quarter and first half of 2002 compared to the prior year periods primarily as a result of decreases in promotional activities.

Other revenues decreased 29.5% and 48.9%, respectively, during the three and six month periods ended June 30, 2002 compared to the same periods in 2001 due to reductions in theater revenues and retail store sales.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty programs. Promotional allowances decreased $2.6 million (21.7%) and $2.9 million (14%), respectively, during the second quarter and first half of 2002 compared to the same periods in 2001 primarily due to reductions in complimentaries as part of management’s cost savings initiatives.

Departmental Expenses

The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second six months of 2001 and first half of 2002, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino’s level of service. Management reduced the property’s operating costs in the first six months of 2002 by approximately $17.5 million (23%) compared to the same period of 2001, while maintaining revenue levels. As cost savings initiatives implemented by management are continued and the volume of business grows, management anticipates cost ratios and departmental profit should continue to improve.

In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase scheduled for April 1, 2003. Had the entire 3% gaming tax increase been in effect during the three and six month periods ended June 30, 2002, the Shreveport Casino’s operating expenses would have increased by $374,000 and $1.1 million, respectively.

The 17.4% and 21.6% decreases in casino expenses during the second quarter and first six months of 2002, respectively, compared to the same periods in 2001 are due to management’s cost savings initiatives discussed above. Expenditures were reduced in the areas of payroll, cage operations, and advertising, as well as in the allocations of promotional related costs from other operating departments to the casino department.

Rooms expense did not change significantly during the second quarter and first six months of 2002 compared to the prior year periods as management’s cost savings initiatives discussed above were virtually offset by reduced allocations to the casino department.

During the three and six month periods ended June 30, 2002, food and beverage expenses decreased by 22.3% and 35.8%, respectively, and other expenses decreased by 36.5% and 43%, respectively, compared to the prior year periods. These decreases are due to reductions in the cost of goods sold, consistent with the reductions in revenues, as well as by reductions in payroll costs and increases in operating efficiency.

General and Administrative

General and administrative expenses at the Shreveport Casino amounted to $2.1 million and $4.7 million, respectively, during the three and six month periods ended June 30, 2002 compared to $4.7 million and $8.2 million, respectively, during the same periods in 2001. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $726,000 and $1.5 million in the 2002 periods compared to $709,000 and $1.5 million in the 2001 periods. The

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreases in general and administrative expenses reflect cost savings initiatives by management. Significant savings in executive and human resources departmental costs were partially offset by increases in legal fees and utility costs. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, were not significant.

Depreciation and Amortization

Depreciation and amortization expense increased slightly to $4 million and $8 million, respectively, during the three and six month periods ended June 30, 2002 from $4 million and $7.9 million, respectively, during the corresponding prior year periods.

Loss on Early Extinguishment of Debt

During June 2001, HCS retired its outstanding lease financing with a portion of the proceeds from the Senior Secured Notes. The loss from early extinguishment of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

Interest Income

Interest income at HCS decreased 48.6% and 73.9%, respectively, during the second quarter and first half of 2002 compared to the prior year periods. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates. HCL earned additional interest income of $13,000 and $42,000 during the three month periods ended June 30, 2002 and 2001, respectively, and $25,000 and $97,000 during the six month periods ended June 30, 2002 and 2001, respectively.

Interest Expense

Interest expense increased by $669,000 (11%) and $1.4 million (11.9%), respectively, during the three and six month periods ended June 30, 2002 compared to the prior year periods due primarily to the increase in HCS’s long-term indebtedness and to contingent interest incurred on the First Mortgage Notes and Senior Secured Notes. In June 2001, HCS retired the $27.5 million outstanding balance of certain lease financings with a portion of the proceeds from the issue of $39 million of Senior Secured Notes, which also provided additional working capital for the Shreveport Casino. The increase in overall borrowings coupled with a higher interest rate (an effective rate of 12.21% on the Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement) contributed to the increase in interest expense. Contingent interest incurred with respect to the First Mortgage Notes and Senior Secured Notes totaled $350,000 during the three month period ended June 30, 2002 and $755,000 during the six month period ended June 30, 2002; no contingent interest was incurred during the comparable 2001 periods.

Write Off Investment in Unconsolidated Affiliate

HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course from inception through the second quarter of 2002 amounted to $313,000. No contributions were made during 2002. Given the difficult market conditions, the partners

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. The partners intend to liquidate the joint venture; accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value.

Income Taxes

HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL’s provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The consolidated financial statements of HCL include the federal tax provisions of its subsidiaries which are partners in HCS. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest amounted to $363,000 and $355,000 during the three month periods and $746,000 and $737,000 during the six month periods ended June 30, 2002 and 2001, respectively, and is reflected as a reduction in arriving at net loss on the accompanying consolidated statements of operations of HCL.

Other Items

Contingency

HCC has been notified that the Louisiana State Police, Casino Gaming Division (the “Division”) has set a hearing on October 1, 2002 regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. While statutory authority provides that a hearing officer at such a

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, at this time management has not been sufficiently advised by the Division to make a determination as to the likely result of such hearing. HCC intends to assist the Division to resolve this matter.

Market Risk

Both the First Mortgage Notes issued to finance construction of the Shreveport Casino and the Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest effective with the Shreveport Casino’s opening. Contingent interest under the indentures of the First Mortgage Notes and Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume that the annual consolidated cash flow of the Shreveport Casino was at least $100 million. The contingent component of interest under the First Mortgage Notes and Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by the cash flows of HCS and can only be paid if certain coverage ratios are met, HCS’s liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

Changes in the market interest rate would also impact the fair market value of HCS’s outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS’s debt securities of approximately $5.7 million.

Seasonality

The Shreveport Casino has yet to establish an operating history. Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the first and third fiscal quarters. In addition, the Shreveport Casino’s operations may fluctuate significantly due to a number of factors, including adverse weather conditions and chance. Such seasonality and fluctuations may materially affect HCL and HCS’s casino revenues and overall profitability. Accordingly, the results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Shreveport Casino generated cash flow from operations during the first half of 2002 amounting to $3.1 million. A portion of such cash was used to pay for property additions of $170,000 and pay distributions amounting to $738,000 to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for their “complex net revenues” interest (see below).

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino’s net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino’s earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”) between $25 million and $35 million, (2) 7% of the Shreveport Casino’s EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino’s EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $1.5 million during the 2002 six month period, the payment of which was deferred. Under the indenture governing the First Mortgage Notes and Senior Secured Notes management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

HCS I, Inc. and HCS II, Inc. have assumed HCL’s obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $746,000 and incurred marine services fees of $180,000 under these agreements during the first six months of 2002.

Financing Activities

HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide $230 million of the costs needed to develop, construct, equip and open the Shreveport Casino. Such project costs included financing costs of $7.3 million and a $5 million payment made in August 1999 to the City of New Orleans with respect to moving QNOV’s license to Shreveport. The $230 million also included a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. In addition, HCC subsequently made additional cash capital contributions of $5.9 million in December 2000 and $8.7 million in May 2001.

Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $604,000 during the first half of 2002, the payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Total accrued contingent interest with respect to the First Mortgage Notes amounted to $990,000 at June 30, 2002.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $151,000 during the first six months of 2002, the payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligations with the remainder available for working capital purposes. Total accrued contingent interest with respect to the Senior Secured Notes amounted to $229,000 at June 30, 2002.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $1 million during the six month period ended June 30, 2002, including percentage rentals amounting to $746,000. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $2.9 million during the 2002 first half period.

There are no significant scheduled maturities of long-term debt prior to 2006 at which time both the First Mortgage Notes and Senior Secured Notes become due.

Commitments under noncancellable operating leases, exclusive of the ground lease previously discussed, amount to $415,000 during the remainder of 2002. Such commitments decrease steadily from $761,000 in 2003 to $154,000 in 2006 and total approximately $3.5 million over the remainder of the lease terms.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures and Other Investing Activities

Capital expenditures at the Shreveport Casino during the first half of 2002 amounted to $170,000; management anticipates spending approximately $2 million during the remainder of 2002 toward the Shreveport Casino’s ongoing program of capital improvements.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in opening the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.7 million to cover substantially all of the cost of repairing the damage incurred. Management is also pursuing delayed opening claims with its carriers. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. For this and other reasons, HCS has withheld payment of approximately $2.6 million which the general contractor is currently seeking. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor the amounts being withheld are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course from inception through the second quarter of 2002 amounted to $313,000. No contributions were made during 2002. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. The partners intend to liquidate the joint venture; accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value.

Conclusion

HCC currently has the ability under its existing loan agreements to make approximately $3 million in additional capital contributions to HCS. To the extent HCC desires to make additional contributions to HCS in excess of the $3 million amount, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. Management also believes that based on HCC’s operating results and cash flows through the second quarter of 2002, it has met certain requirements under the indenture for its $360 million Senior Secured Notes enabling HCC to set aside up to approximately $40 million for unrestricted purposes, including additional capital contributions to HCS, if needed.

Management of HCC further anticipates netting approximately $12 million after expenses in payments on its outstanding receivables from Greate Bay Casino Corporation (“Greate Bay”, an entity which has certain directors and principal stockholders in common with HCC) which would provide HCC with additional flexibility to make future capital contributions to HCS. HCC entered into definitive agreements with Greate Bay to realize value on the significant indebtedness Greate Bay owed HCC. Other than trade payables, HCC was Greate Bay’s sole creditor. As part of a pre-packaged bankruptcy reorganization of Greate Bay, Greate Bay sold its primary asset and the net proceeds from the sale, as well as Greate Bay’s other cash, were distributed in July 2002 to an unrestricted subsidiary of HCC.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceeds received by the HCC subsidiary from Greate Bay are not restricted by the terms of HCC’s loan agreements and therefore are available for any corporate purpose, including making additional capital contributions to HCS.

In connection with the announced merger of HCC into Penn National, as more fully described in Part II, Item 5, future contributions to HCS, including those contemplated in the preceding two paragraphs, are subject to the prior consent of Penn National.

Management believes that existing cash, together with cash from operations and additional HCC contributions (subject to Penn National’s consent), will be sufficient to meet HCS’s liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, HCS will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

PART II:    OTHER INFORMATION

Item 5.    Other Information

On August 7, 2002, HCC, Penn National and P Acquisition Corp., a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the terms and conditions thereof, Penn National will acquire all the capital stock of HCC through a merger of P Acquisition Corp. with and into HCC.

The consideration to be paid by Penn National is $12.75 for each issued and outstanding share of HCC’s Class A common stock and all HCC stock options will be cashed out at an amount equal to the difference between $12.75 and their exercise price. On the closing date of the merger, Penn National will also redeem HCC’s outstanding floating rate Senior Secured Notes due 2006 and redeem through a tender offer, or otherwise defease or discharge, HCC’s 11.25% Senior Secured Notes due 2007.

Under the terms of the Merger Agreement, HCC will be prohibited from soliciting competing acquisition offers. Nothing, however, shall prevent HCC (or its Board of Directors) from considering third party proposals and entering into a superior proposal at any time prior to obtaining the approval of HCC’s stockholders or after February 28, 2003, so long as HCC did not solicit such proposal. The obligations of HCC and Penn National to consummate the transaction will be subject to standard closing conditions, including, without limitation, obtaining (1) the approval of HCC’s stockholders and (2) required regulatory and gaming authority approvals. The obligation of Penn National to consummate the transaction will also be subject to (1) consummation of Penn National’s third-party financing, (2) there being no material adverse change in HCC and (3) holders of not more than 10% of HCC’s outstanding shares having exercised statutory appraisal rights.

Either party may terminate the transaction (1) by mutual consent, (2) for material breach of the Merger Agreement by the other party, (3) if HCC’s stockholders do not approve the merger, (4) if the required regulatory approvals are not obtained, (5) if the merger is not consummated within 270 days of the signing of the Merger Agreement (which deadline may be extended to 365 days under certain circumstances) or (6) if HCC approves and enters into a superior proposal. HCC may also terminate the transaction if Penn National’s third-party financing commitment is terminated or significantly delayed or impaired. Penn National may also terminate the transaction if there is a material adverse change in HCC. If the transaction is terminated in connection with a superior proposal, Penn National will be entitled to receive a “break-up” fee of $15,000,000 plus additional amounts in relation to the increase in the merger consideration (provided that such fee shall reach a maximum of $27,500,000 for a superior proposal of $20.15 per share or greater).

In connection with the Merger Agreement, HCC, Penn National and certain stockholders of HCC representing at least 50.3% of HCC’s voting power, have entered into Stockholder Agreements (the “Stockholder Agreements”) which provide, among other things, that such stockholders will (1) vote for the merger, (2) agree to maintain the current composition of the board, (3) stay all pending litigation and (4) fully release at closing all applicable parties from any past and current claims. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, a majority of the issued and outstanding shares of common stock of HCC eligible to vote will vote in favor of the merger, assuring stockholder approval. The Stockholder Agreements will terminate upon any termination of the Merger Agreement.

Copies of the Merger Agreement and the Stockholder Agreements were previously included with HCC’s Report on Form 8-K filed on August 8, 2002 as Exhibits 2.1 and 10.1 through 10.13. Such exhibits are incorporated by reference into this Item 5 and the foregoing description is qualified in its entirety by reference to such exhibits.

Item 6(a).    Exhibits

99.1	#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	@	Press Release, dated as of August 7, 2002. (Exhibit 99.1)

#	Filed herewith.
@	Incorporated by reference from the exhibit shown in parenthesis included in HCS’s Report on Form 8-K as filed with the Securities and Exchange Commission on August 8, 2002.

Item 6(b).    Reports on Form 8-K

The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 2002. On August 8, the Registrants filed a report on Form 8-K to report that Hollywood Casino Corporation, their ultimate parent company, had entered into an Agreement and Plan of Merger to be acquired by Penn National Gaming, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION By: HCS I, INC.

Date:	August 16, 2002	By:	/S/ PAUL C. YATES
Paul C. Yates Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

HWCC-LOUISIANA, INC.

Date:	August 16, 2002	By:	/S/ PAUL C. YATES
Paul C. Yates Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary