Form 10-Q
period 2002-09-30
HOLLYWOOD CASINO SHREVEPORT; HWCC LOUISIANA INC; SHREVEPORT CAPITAL CORP
filed 2002-11-14
CIK 1096352, 1096354, 1096353

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM-10Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number 333-88679

HOLLYWOOD CASINO SHREVEPORT

SHREVEPORT CAPITAL CORPORATION
(Exact name of each Registrant as specified in its charter)

Louisiana	72-1225563
Louisiana	75-2830167
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No’s)

451 Clyde Fant Parkway
Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

(Registrants’ telephone number, including area code) (318) 220-0711

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

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at November 12, 2002
Hollywood Casino Shreveport	None	None
Shreveport Capital Corporation	Common Stock, $.01 par value	1,000 Shares

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

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

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests QNOV’s former partners.

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,422 slot machines, 60 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities developed by a third party.

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

The principal executive offices of HCS and Shreveport Capital are located at 451 Clyde Fant Parkway, Shreveport, Louisiana 71101, telephone (318) 220-0711. The principal executive offices of HCL are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777. The website for the Shreveport Casino is www.hollywoodcasinoshreveport.com.

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of September 30, 2002, the results of their operations for the three and nine month periods ended September 30, 2002 and 2001 and their cash flows for the nine month periods ended September 30, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital’s 2001 Annual Report on Form 10-K. The Form 10-K and other filings with the Securities and Exchange Commission will be provided upon request without charge from the offices of HCL as soon as reasonably practicable after such reports are electronically filed with the Commission. Such filings are not presently available at the Shreveport Casino’s website as HCS is a partnership and has no public shareholders. The Form 10-K/A and other filings of HCC with the Securities and Exchange Commission (which are consolidated to include the financial statements of HCS and Shreveport Capital) are available at HCC’s website (“www.hollywoodcasino.com”) as soon as reasonably practicable after such reports are electronically filed with the Commission.

Management anticipates that activity at the Shreveport Casino may be modestly seasonal, with stronger results expected during the first and third quarters. Consequently, the results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the operating results to be reported for the full year.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of HCC eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Partners of Hollywood Casino Shreveport:

We have reviewed the accompanying condensed consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Partnership‘s management.

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

DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2002

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2002 (Unaudited)	December 31, 2001
Current Assets:
Cash and cash equivalents	$19,904,000	$26,463,000
Accounts receivable, net of allowances of $712,000 and $534,000, respectively	2,551,000	2,110,000
Inventories	1,944,000	1,934,000
Prepaid expenses and other current assets	1,159,000	854,000

Total current assets	25,558,000	31,361,000

Property and Equipment:
Land improvements	1,665,000	1,665,000
Buildings and improvements	97,405,000	95,839,000
Riverboat	44,965,000	44,947,000
Operating equipment	47,926,000	46,891,000
Construction in progress	—	762,000

	191,961,000	190,104,000
Less—accumulated depreciation	(28,456,000)	(16,365,000)

	163,505,000	173,739,000

Other Assets:
Deferred financing costs, net	5,100,000	6,069,000
Other	552,000	865,000

Total other assets	5,652,000	6,934,000

	$194,715,000	$212,034,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND PARTNERS’ DEFICIENCY

	September 30, 2002 (Unaudited)	December 31, 2001
Current Liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	8,017,000	6,654,000
Accrued liabilities—
Salaries and wages	2,016,000	2,469,000
Interest	5,436,000	10,702,000
Gaming and other taxes	4,470,000	998,000
Insurance	1,614,000	1,894,000
Other	3,056,000	2,624,000
Due to affiliates	6,714,000	3,859,000
Other current liabilities	819,000	1,273,000

Total current liabilities	32,148,000	30,479,000

Long-Term Debt	189,956,000	190,099,000

Other Noncurrent Liabilities	258,000	155,000

Commitments and Contingencies (Note 5)

Partners’ Deficiency	(27,647,000)	(8,699,000)

	$194,715,000	$212,034,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Casino	$36,695,000	$36,873,000
Rooms	2,423,000	2,426,000
Food and beverage	6,453,000	6,769,000
Other	773,000	721,000

	46,344,000	46,789,000
Less—promotional allowances	(9,564,000)	(9,613,000)

Net revenues	36,780,000	37,176,000

Expenses:
Casino	27,654,000	27,919,000
Rooms	502,000	621,000
Food and beverage	1,699,000	1,950,000
Other	779,000	598,000
General and administrative	2,856,000	3,136,000
Depreciation and amortization	4,073,000	3,991,000

Total expenses	37,563,000	38,215,000

Loss from operations	(783,000)	(1,039,000)

Non-operating income (expense):
Interest income	49,000	155,000
Interest expense	(6,549,000)	(6,562,000)
Gain on disposal of assets	16,000	—

Total non-operating expense	(6,484,000)	(6,407,000)

Net loss	$(7,267,000)	$(7,446,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Revenues:
Casino	$110,914,000	$111,519,000
Rooms	7,033,000	6,546,000
Food and beverage	18,795,000	20,225,000
Other	1,867,000	2,861,000

	138,609,000	141,151,000
Less—promotional allowances	(27,310,000)	(30,236,000)

Net revenues	111,299,000	110,915,000

Expenses:
Casino	80,078,000	94,784,000
Rooms	1,688,000	1,827,000
Food and beverage	5,170,000	7,358,000
Other	2,228,000	3,138,000
General and administrative	7,578,000	11,359,000
Depreciation and amortization	12,106,000	11,882,000
Loss on early extinguishment of debt	—	843,000

Total expenses	108,848,000	131,191,000

Income (loss) from operations	2,451,000	(20,276,000)

Non-operating income (expense):
Interest income	153,000	554,000
Interest expense	(20,142,000)	(18,709,000)
Gain on disposal of assets	16,000	—
Write off investment in unconsolidated affiliate	(313,000)	—

Total non-operating expense	(20,286,000)	(18,155,000)

Net loss	$(17,835,000)	$(38,431,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(17,835,000)	$(38,431,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including accretion of discount and amortization of premium	12,942,000	12,966,000
Gain on disposal of assets	(16,000)	—
Write off investment in unconsolidated affiliate	313,000	—
Loss on early extinguishment of debt	—	843,000
Provision for doubtful accounts	277,000	970,000
Increase in accounts receivable	(718,000)	(2,023,000)
Decrease in accounts payable and accrued liabilities	(1,432,000)	(6,983,000)
Net change in affiliate balances	2,850,000	1,772,000
Net change in other current assets and liabilities	(769,000)	355,000
Net change in other noncurrent assets and liabilities	103,000	91,000

Net cash used in operating activities	(4,285,000)	(30,440,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,188,000)	(4,925,000)
Proceeds from the disposal of assets	32,000	—
Investment in unconsolidated affiliate	—	(196,000)
Net change in cash restricted for construction project	—	9,530,000

Net cash (used in) provided by investing activities	(1,156,000)	4,409,000

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,170,000
Capital contributions	—	8,675,000
Repayments of long-term debt	(5,000)	(1,804,000)
Payments on capital lease obligation	—	(30,000,000)
Deferred financing costs	(5,000)	(1,691,000)
Partner distributions	(1,108,000)	(1,172,000)

Net cash (used in) provided by financing activities	(1,118,000)	14,178,000

Net decrease in cash and cash equivalents	(6,559,000)	(11,853,000)

Cash and cash equivalents at beginning of period	26,463,000	37,352,000

Cash and cash equivalents at end of period	$19,904,000	$25,499,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)    Organization, Business and Basis of Presentation

Hollywood Casino Shreveport (“HCS’”“) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC—Louisiana, Inc. (“HCL”), a Louisiana corporation wholly owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners.” QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the transfer of the license to operate in Shreveport was structured as the acquisition of the interests of the former partners in QNOV. The former partners disposed of QNOV‘s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV‘s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) (see Note 2(a)).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,422 slot machines, 60 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS‘s current license to operate the Shreveport Casino expires on October 15, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of HCC eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval.

The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002. Total capital contributions to Shreveport Golf Company of $313,000 at December 31, 2001 are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

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

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001.

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)    Long-term Debt

Long-term debt at September 30, 2002 and December 31, 2001 consists of the following:

	September 30, 2002	December 31, 2001
13% First Mortgage Notes, with contingent interest, due 2006 (a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $940,000 and $1,078,000, respectively (b)	39,940,000	40,078,000
Other	22,000	27,000

Total indebtedness	189,962,000	190,105,000

Less-current maturities	(6,000)	(6,000)

Total long-term debt	$189,956,000	$190,099,000

(a)
In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $90,000 and $694,000, respectively, was incurred during the three and nine month periods ended September 30, 2002. Contingent interest amounting to $130,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $1,080,000 and $386,000, respectively, at September 30, 2002 and December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

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

(b)
In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $32,000 and $183,000, respectively, was incurred during the three and nine month periods ended September 30, 2002. Contingent interest amounting to $33,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $261,000 and $78,000 at September 30, 2002 and December 31, 2001, respectively, and is included in accrued interest payable on the accompanying consolidated balance sheets. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligation (see Note 3) with the remainder available for working capital purposes.

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Scheduled payments of long-term debt as of September 30, 2002 are set forth below:

2002 (three months)	$1,000
2003	7,000
2004	8,000
2005	6,000
2006	189,000,000

$189,022,000

(3)    Leases

Capital Lease—

HCS entered into a financing lease agreement with third party lessors during 2000 for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 2(b)). Amortization expense during 2001 with respect to the assets acquired under the lease amounted to $2,438,000 through the termination date of the capital lease obligation (June 15, 2001).

Operating Leases—

In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on December 20, 2010. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $511,000 and $515,000, respectively, for the three month periods ended September 30, 2002 and 2001 and $1,543,000 and $1,538,000, respectively, for the nine month periods ended September 30, 2002 and 2001. Such rentals included percentage rentals amounting to $368,000 and $372,000, respectively for the three month periods ended September 30, 2002 and 2001 and $1,114,000 and $1,109,000, respectively, for the nine month periods ended September 30, 2002 and 2001. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,410,000 and $1,428,000, respectively, during the three month periods ended September 30, 2002 and 2001 and $4,271,000 and $4,322,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $653,000 and $585,000, respectively, for the three month periods ended September 30, 2002 and 2001 and $1,957,000 and $2,033,000, respectively, for the nine month periods ended September 30, 2002 and 2001.

Future minimum lease payments as of September 30, 2002 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2002 (three months)	$206,000
2003	761,000
2004	517,000
2005	385,000
2006	154,000
Thereafter	1,247,000

$3,270,000

(4)    Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC—Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $736,000 and $746,000, respectively, for the three month periods ended September 30, 2002 and 2001 and $2,227,000 and $2,219,000, respectively, for the nine month periods ended September 30, 2002 and 2001 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at September 30, 2002 and December 31, 2001 amounting to $5,261,000 and $3,034,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Secured Notes (Note 2), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“GBCC”) which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both September 30, 2002 and December 31, 2001. The Shreveport Casino also had a maintenance and support agreement with ACSC effective between October 12, 2000 and March 18, 2002 which provided for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $36,000 during the period ended March 19, 2002 and $108,000 and $289,000, respectively, during the three and nine month periods ended September 30, 2001. Unpaid charges of $12,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2001. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 under the agreement during each of the three month periods ended September 30, 2002 and 2001 and $270,000 during each of the nine month periods ended September 30, 2002 and 2001. Unpaid charges of $30,000 are included in due to affiliates on the accompanying consolidated balance sheets at both September 30, 2002 and December 31, 2001.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of restaurant and entertainment facilities operated on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Total rental income earned during the three and nine month periods ended September 30, 2002 amounted to $67,000 and $112,000, respectively. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, a principal stockholder and director of HCC, hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

(5)    Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $367,000 and $372,000, respectively, during the three month periods ended September 30, 2002 and 2001 and $1,113,000 and $1,109,000, respectively, during the nine month periods ended September 30, 2002 and 2001. Unpaid distributions of $116,000 and $111,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility‘s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change order which HCS is disputing. The accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, HCS, and the Division have entered into an agreement in which, among other things, HCS acknowledges no violation of law but agrees to pay to the Division the sum of $200,000. The agreement is subject to the approval of the LGCB and only effective upon consummation of the announced merger of HCC and Penn National. If the LGCB does not approve the agreement or the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, HCS would aggressively defend against any such action.

(6)    Supplemental Cash Flow Information

HCS paid interest totaling $24,572,000 and $21,519,000, respectively, during the nine month periods ended September 30, 2002 and 2001. HCS paid no income taxes during either of the nine month periods ended September 30, 2002 or 2001.

(7)    Reclassifications

Certain reclassifications have been made to the prior year‘s consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholder of HWCC-Louisiana, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of HWCC-Louisiana, Inc. and subsidiaries as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2002

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2002 (Unaudited)	December 31, 2001
Current Assets:
Cash and cash equivalents	$20,088,000	$26,609,000
Accounts receivable, net of allowances of $712,000 and $534,000, respectively	2,551,000	2,110,000
Inventories	1,944,000	1,934,000
Deferred income taxes	653,000	617,000
Prepaid expenses and other current assets	1,163,000	859,000

Total current assets	26,399,000	32,129,000

Property and Equipment:
Land improvements	1,665,000	1,665,000
Buildings and improvements	103,405,000	101,839,000
Riverboat	44,965,000	44,947,000
Operating equipment	47,926,000	46,891,000
Construction in progress	—	762,000

	197,961,000	196,104,000
Less—accumulated depreciation	(28,456,000)	(16,365,000)

	169,505,000	179,739,000

Other Assets:
Deferred financing costs, net	5,100,000	6,069,000
Note receivable	1,000,000	1,000,000
Other	552,000	865,000

Total other assets	6,652,000	7,934,000

	$202,556,000	$219,802,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER’S DEFICIT

	September 30, 2002 (Unaudited)	December 31, 2001
Current Liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	8,017,000	6,654,000
Accrued liabilities—
Salaries and wages	2,016,000	2,469,000
Interest	5,436,000	10,702,000
Gaming and other taxes	4,470,000	998,000
Insurance	1,614,000	1,894,000
Other	3,056,000	2,624,000
Due to affiliates	6,599,000	3,748,000
Other current liabilities	819,000	1,273,000

Total current liabilities	32,033,000	30,368,000

Long-Term Debt	189,956,000	190,099,000

Deferred Income Taxes	653,000	617,000

Other Noncurrent Liabilities	258,000	155,000

Commitments and Contingencies (Note 6)

Minority Interest (Note 6)	2,116,000	2,111,000

Shareholder’s Deficit:
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	66,400,000	66,400,000
Accumulated deficit	(88,861,000)	(69,949,000)

Total shareholder’s deficit	(22,460,000)	(3,548,000)

	$202,556,000	$219,802,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Casino	$36,695,000	$36,873,000
Rooms	2,423,000	2,426,000
Food and beverage	6,453,000	6,769,000
Other	773,000	721,000

	46,344,000	46,789,000
Less—promotional allowances	(9,564,000)	(9,613,000)

Net revenues	36,780,000	37,176,000

Expenses:
Casino	27,654,000	27,919,000
Rooms	502,000	621,000
Food and beverage	1,699,000	1,950,000
Other	779,000	598,000
General and administrative	2,857,000	3,174,000
Depreciation and amortization	4,073,000	3,991,000

Total expenses	37,564,000	38,253,000

Loss from operations	(784,000)	(1,077,000)

Non-operating income (expense):
Interest income	61,000	173,000
Interest expense	(6,549,000)	(6,562,000)
Gain on disposal of assets	16,000	—

Total non-operating expense	(6,472,000)	(6,389,000)

Loss before other item	(7,256,000)	(7,466,000)
Minority interest in Hollywood Casino Shreveport (Note 6)	(367,000)	(372,000)

Net loss	$(7,623,000)	$(7,838,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Revenues:
Casino	$110,914,000	$111,519,000
Rooms	7,033,000	6,546,000
Food and beverage	18,795,000	20,225,000
Other	1,867,000	2,861,000

	138,609,000	141,151,000
Less—promotional allowances	(27,310,000)	(30,236,000)

Net revenues	111,299,000	110,915,000

Expenses:
Casino	80,078,000	94,784,000
Rooms	1,688,000	1,827,000
Food and beverage	5,170,000	7,358,000
Other	2,228,000	3,138,000
General and administrative	7,579,000	11,502,000
Depreciation and amortization	12,106,000	11,882,000
Loss on early extinguishment of debt	—	843,000

Total expenses	108,849,000	131,334,000

Income (loss) from operations	2,450,000	(20,419,000)

Non-operating income (expense):
Interest income	190,000	669,000
Interest expense	(20,142,000)	(18,709,000)
Gain on disposal of assets	16,000	—
Write off investment in unconsolidated affiliate	(313,000)	—

Total non-operating expense	(20,249,000)	(18,040,000)

Loss before other item	(17,799,000)	(38,459,000)
Minority interest in Hollywood Casino Shreveport (Note 6)	(1,113,000)	(1,109,000)

Net loss	$(18,912,000)	$(39,568,000)

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated financial statements.

HWCC—LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

OPERATING ACTIVITIES:
Net loss	$(18,912,000)	$(39,568,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including accretion of discount and amortization of premium	12,942,000	12,966,000
Gain on disposal of assets	(16,000)	—
Write off investment in unconsolidated affiliate	313,000	—
Loss on early extinguishment of debt	—	843,000
Minority interest in Hollywood Casino Shreveport	1,113,000	1,109,000
Provision for doubtful accounts	277,000	970,000
Increase in accounts receivable	(718,000)	(1,998,000)
Decrease in accounts payable and accrued liabilities	(1,432,000)	(6,998,000)
Net change in affiliate balances	2,851,000	1,772,000
Net change in other current assets and liabilities	(768,000)	295,000
Net change in other noncurrent assets and liabilities	103,000	91,000

Net cash used in operating activities	(4,247,000)	(30,518,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,188,000)	(4,925,000)
Proceeds from the disposal of assets	32,000	—
Net change in cash restricted for construction project	—	9,530,000
Investment in unconsolidated affiliate	—	(196,000)

Net cash (used in) provided by investing activities	(1,156,000)	4,409,000

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,170,000
Capital contributions	—	8,675,000
Repayments of long-term debt	(5,000)	(1,804,000)
Payments on capital lease obligations	—	(30,000,000)
Payment to Sodak Gaming, Inc.	—	(2,499,000)
Limited partner distributions	(1,108,000)	(1,073,000)
Deferred financing costs	(5,000)	(1,691,000)

Net cash (used in) provided by financing activities	(1,118,000)	11,778,000

Net decrease in cash and cash equivalents	(6,521,000)	(14,331,000)
Cash and cash equivalents at beginning of period	26,609,000	39,956,000

Cash and cash equivalents at end of period	$20,088,000	$25,625,000

The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization, Business and Basis of Presentation

HWCC—Louisiana, Inc. (“HCL”) is a Louisiana corporation and wholly owned subsidiary of Hollywood Casino Corporation (“HCC”). HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL’s initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. (“Sodak”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”) acquired the interests of Queen of New Orleans at the Hilton Joint Venture (“QNOV”). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the “LGCB”) to move their licensed site to the City of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s partners. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport (“HCS”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,422 slot machines, 60 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities developed by a third party lessee.

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

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
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

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. In connection with the Merger Agreement, Penn National, HCC and certain stockholders of HCC (who collectively control at least 50.3% of HCC’s outstanding shares) executed and delivered Stockholder Agreements, pursuant to which those stockholders have, among other things, covenanted to vote in favor of the adoption of and otherwise to support the Merger Agreement. Consequently, subject

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of HCC eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval.

The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an initial 49% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s current 50% ownership interest in Shreveport Golf Company is accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002. Total capital contributions to Shreveport Golf Company of $313,000 at December 31, 2001 are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCL estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

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

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of HCL as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001.

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

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)    Long-term Debt

Long-term debt at September 30, 2002 and December 31, 2001 consists of the following:

	September 30, 2002	December 31, 2001
13% First Mortgage Notes, with contingent interest, due 2006 (a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $940,000 and $1,078,000, respectively (b)	39,940,000	40,078,000
Other	22,000	27,000

Total indebtedness	189,962,000	190,105,000
Less-current maturities	(6,000)	(6,000)

Total long-term debt	$189,956,000	$190,099,000

(a)
In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $90,000 and $694,000, respectively, was incurred during the three and nine month periods ended September 30, 2002. Contingent interest amounting to $130,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $1,080,000 and $386,000, respectively, at September 30, 2002 and December 31, 2001. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met.

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

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
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

(b)
In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $32,000 and $183,000, respectively, was incurred during the three and nine month periods ended September 30, 2002. Contingent interest amounting to $33,000 was incurred during the three and nine month periods ended September 30, 2001. Accrued contingent interest amounted to $261,000 and $78,000 at September 30, 2002 and December 31, 2001, respectively, and is included in accrued interest payable on the accompanying consolidated balance sheets. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligation (see Note 3) with the remainder available for working capital purposes.

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

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Scheduled payments of long-term debt as of September 30, 2002 are set forth below:

2002 (three months)	$1,000
2003	7,000
2004	8,000
2005	6,000
2006	189,000,000

$189,022,000

(3)    Leases

Capital Lease –

HCS entered into a financing lease agreement with third party lessors for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 2(b)). Amortization expense during 2001 with respect to the assets acquired under the lease amounted to $2,438,000 through the termination date of the capital lease obligation (June 15, 2001).

Operating Leases –

In May 1999, HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on December 20, 2010. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $511,000 and $515,000, respectively, for the three month periods ended September 30, 2002 and 2001 and $1,543,000 and $1,538,000, respectively, for the nine

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

month periods ended September 30, 2002 and 2001. Such rentals included percentage rentals amounting to $368,000 and $372,000, respectively for the three month periods ended September 30, 2002 and 2001 and $1,114,000 and $1,109,000, respectively, for the nine month periods ended September 30, 2002 and 2001. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,410,000 and $1,428,000, respectively, during the three month periods ended September 30, 2002 and 2001 and $4,271,000 and $4,322,000, respectively, during the nine month periods ended September 30, 2002 and 2001.

HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $653,000 and $585,000, respectively, for the three month periods ended September 30, 2002 and 2001 and $1,957,000 and $2,033,000, respectively, for the nine month periods ended September 30, 2002 and 2001.

Future minimum lease payments as of September 30, 2002 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2002 (three months)	$206,000
2003	761,000
2004	517,000
2005	385,000
2006	154,000
Thereafter	1,247,000

$3,270,000

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)    Income Taxes

HCL’s benefit for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Deferred benefit:
Federal	$2,407,000	$2,045,000	$5,888,000	$12,085,000
State	596,000	557,000	1,491,000	3,081,000
Change in valuation allowance	(3,003,000)	(2,602,000)	(7,379,000)	(15,166,000)

	$—	$—	$—	$—

HCL is included in HCC’s consolidated federal income tax return. Pursuant to agreements between HCL and HCC, HCL‘s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed.

At September 30, 2002, HCL has net operating loss carryforwards (“NOL’s”) for federal income tax purposes totaling approximately $93,793,000 which do not begin to expire until the year 2012. HCL also has tax credits available amounting to $117,000 which do not begin to expire until 2021. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of such NOL’s and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the near-term expectation of taxable losses, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, including upon consummation of the proposed acquisition of HCC by Penn National, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

HCC has been informed that the Internal Revenue Service will soon open an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001.

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)    Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC—Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $736,000 and $746,000, respectively, for the three month periods ended September 30, 2002 and 2001 and $2,227,000 and $2,219,000, respectively, for the nine month periods ended September 30, 2002 and 2001 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at September 30, 2002 and December 31, 2001 amounting to $5,261,000 and $3,034,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 2), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“GBCC”) which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc. a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both September 30, 2002 and December 31, 2001. The Shreveport Casino also had a maintenance and support agreement with ACSC effective between October 12, 2000 and March 18, 2002 which provided for a monthly fee of $11,000 (subject to change upon 60 days written notice) commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $36,000 during the period ended March 19, 2002 and $108,000 and $289,000, respectively, during the three and nine month periods ended September 30, 2001. Unpaid charges of $12,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2001. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement of

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 under the agreement during each of the three month periods ended September 30, 2002 and 2001 and $270,000 during each of the nine month periods ended September 30, 2002 and 2001. Unpaid charges of $30,000 are included in due to affiliates on the accompanying consolidated balance sheets at both September 30, 2002 and December 31, 2001.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of restaurant and entertainment facilities operated on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Total rental income earned during the three and nine month periods ended September 30, 2002 amounted to $67,000 and $112,000, respectively. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, a principal stockholder and director of HCC, hold directly or indirectly a 22.5% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

(6)    Commitments and Contingencies

HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both September 30, 2002 and December 31, 2001. The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principal on the loan is due to be repaid on December 20, 2010.

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

For so long as it remains a joint venture partner in HCS, Paddlewheels will also receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations in the amounts of $367,000 and $372,000, respectively, for the three month periods ended

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
(wholly owned by Hollywood Casino Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 30, 2002 and 2001 and $1,113,000 and $1,109,000, respectively, for the nine month periods ended September 30, 2002 and 2001. Unpaid distributions amounting to $116,000 and $111,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change order which HCS is disputing. The accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, HCS, and the Division have entered into an agreement in which, among other things, HCS acknowledges no violation of law but agrees to pay to the Division the sum of $200,000. The agreement is subject to the approval of the LGCB and only effective upon consummation of the announced merger of HCC and Penn National. If the LGCB does not approve the agreement or the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, HCS would aggressively defend against any such action.

(7)    Supplemental Cash Flow Information

HCL paid interest totaling $24,572,000 and $21,519,000, respectively, during the nine month periods ended September 30, 2002 and 2001. HCL paid no income taxes during either of the nine month periods ended September 30, 2002 or 2001.

(8)    Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition, expected closing of HCC’s merger with Penn National and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts, regulatory approvals and other risks indicated in their filings with the Securities and Exchange Commission. In addition, consummation of Penn National’s acquisition of HCC is subject to several conditions including the completion of Penn National’s acquisition financing as well as the approval of various governmental entities, including gaming regulatory authorities to which the companies are subject. Such risks and uncertainties are beyond management’s ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words “believes”, “estimates”, “expects”, “anticipates” and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL’s business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Departmental profit from operations at the Shreveport Casino is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Casino	$36,695,000	$36,873,000	$110,914,000	$111,519,000
Rooms	2,423,000	2,426,000	7,033,000	6,546,000
Food and beverage	6,453,000	6,769,000	18,795,000	20,225,000
Other	773,000	721,000	1,867,000	2,861,000
Promotional allowances	(9,564,000)	(9,613,000)	(27,310,000)	(30,236,000)

Net revenues	36,780,000	37,176,000	111,299,000	110,915,000

Departmental Expenses:
Casino	27,654,000	27,919,000	80,078,000	94,784,000
Rooms	502,000	621,000	1,688,000	1,827,000
Food and beverage	1,699,000	1,950,000	5,170,000	7,358,000
Other	779,000	598,000	2,228,000	3,138,000

Total departmental expenses	30,634,000	31,088,000	89,164,000	107,107,000

Departmental profit	$6,146,000	$6,088,000	$22,135,000	$3,808,000

Departmental profit margin	16.7%	16.4%	19.9%	3.4%

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

The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, as total casino win for the first nine months of 2002 has only grown by 19.6% compared to the same period in 2000 (the most recent comparable nine month period prior to the opening of the Shreveport Casino). The market grew by only 1.6% during the first nine months of 2002 and suffered a decline of 1.7% during the 2002 third quarter period compared to the same periods in 2001. Management believes the third quarter decline reflects the deteriorating economic conditions in the principal feeder markets to the Shreveport/Bossier City gaming market, including the Dallas/Ft. Worth metropolitan area. Management further expects the difficult market conditions will continue through the fourth quarter of 2002 and, as a result, the Shreveport Casino will report lower earnings and operating cash flows in the upcoming quarter. In late August 2002, Harrah’s Entertainment Inc. announced plans to purchase Louisiana Downs racetrack located approximately nine miles from the Shreveport Casino in Bossier City, Louisiana. Announced plans include a casino addition at the racetrack which, pending a timely completion of the deal, could open in the summer of 2003. The successful completion and opening of this facility would result in another source of competition for and could have a material adverse affect on the Shreveport Casino.

Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $472.9 million and $436.1 million, respectively, during the third quarters of 2002 and 2001 and $1,390.6 million and $1,352.6 million, respectively, during the nine month periods ended September 30, 2002 and 2001. Slot machine handle increased by 11.2% and 4.6%, respectively, during the third quarter and first nine months of 2002 compared to the same periods in 2001, while table game drop declined by 10.7% and 10.4%, respectively, during the same periods.

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino decreased slightly during the three and nine month periods of 2002 compared to the 2001 periods. Decreases in the slot machine hold percentages during the three and nine month periods of 2002 from the 2001 periods were offset by increases in slot machine gross wagering. As a result, slot machine revenues increased by 1.7% during the three month period ended September 30, 2002 bringing the nine month revenues in line with the 2001 nine month period. The third quarter 2002 decline in table games gross wagering was compounded by a decline in the table games hold percentage to 16.4% from 17.6%. For the nine month period, the decrease in table game wagering was partially offset by an increase in the table games hold percentage to 19.1% in 2002 from 18.2% in 2001. During the three and nine month

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods of 2002, slot machine revenues accounted for 75.1% and 73.6% of casino revenues, respectively, compared to 73.5% and 73.2%, respectively, during the 2001 periods. Table game revenues accounted for 22.2% and 25.4%, respectively, of the 2002 period casino revenues compared to 26.5% and 26.8%, respectively, during the 2001 periods. In June 2002, the Shreveport Casino added six poker stations which contributed $983,000 and $1.1 million, respectively, to casino revenues during the three and nine month 2002 periods.

Room revenues remained constant during the three month period of 2002 compared to 2001 and increased 7.4% during the 2002 nine month period compared to the same period in 2001. Hotel occupancy rates increased to 95.1% and 93.9% during the 2002 three and nine month periods from 93% and 85.7% in the same periods of 2001 due to more aggressive marketing programs. However, the average daily room rate decreased to $69 and $68, respectively, during the 2002 three and nine month periods from $70 and $72 in the comparable 2001 periods. Room rates in 2002 have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been more than offset by the improvement in hotel occupancy.

Food and beverage revenues decreased 4.7% and 7.1%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods primarily as a result of decreases in promotional activities.

Other revenues increased 7.2% during the three month period ended September 30, 2002 compared to the same period in 2001 bringing the nine month period decrease to 34.7%. The third quarter increase reflects the first full quarter of rental income earned with respect to restaurant and entertainment facilities operating in space leased from the Shreveport Casino. The year to date decrease is primarily due to reductions in theater revenues and retail store sales.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty programs. Promotional allowances remained unchanged during the third quarter and decreased $2.9 million (9.7%) during the first nine months of 2002 compared to the same periods in 2001. The third quarter period includes reductions in complimentaries offset by increases in the “cash back” feature of the Shreveport Casino’s customer loyalty programs resulting from increases in slot machine wagering. The nine month decrease is primarily due to reductions in complimentaries as part of management’s cost savings initiatives, many of which were instituted during the second half of 2001.

Departmental Expenses

The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second half of 2001 and first nine months of 2002, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino’s level of service. Management reduced the property’s operating costs in the first nine months of 2002 by approximately $17.9 million (16.8%) compared to the same period of 2001, while maintaining revenue levels.

In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase scheduled for April 1, 2003. Had the entire 3% gaming tax increase been in effect during the three and nine month periods ended September 30, 2002, the Shreveport Casino’s operating expenses would have increased by $375,000 and $1.5 million, respectively.

Casino expenses during the third quarter did not change significantly. The 15.5% decrease in casino expenses during the first nine months of 2002 compared to the same period in 2001 is due to management’s cost savings initiatives discussed above. Expenditures were reduced in the areas of payroll, cage operations, and advertising, as well as in the allocations of promotional related costs from other operating departments to the casino department.

Rooms expense decreased 19.2% and 7.6% during the three and nine month periods ended September 30, 2002, respectively, compared to the same periods of 2001. These decreases reflect management’s cost savings initiatives discussed above partially offset by increased occupancy costs.

During the three and nine month periods ended September 30, 2002, food and beverage expenses decreased by 12.9% and 29.7%, respectively, compared to the prior year periods. These decreases are due to reductions in the cost of goods sold, consistent with the reductions in revenues, as well as to reductions in payroll costs and increases in operating efficiency.

Other expenses increased $181,000 (30.3%) during the three month period ended September 30, 2002 compared to the same period of 2001 bringing the nine month decrease to $910,000 (29%). The third quarter increase is primarily due to increased insurance costs. The nine month decrease reflects reductions in the cost of goods sold, consistent with the reductions in revenues, reductions in payroll costs and a reduction in the costs incurred in connection with “headliner” entertainment shows.

General and Administrative

General and administrative expenses at the Shreveport Casino amounted to $2.9 million and $7.6 million, respectively, during the three and nine month periods ended September 30, 2002 compared to $3.1 million and $11.4 million, respectively, during the same periods in 2001. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $736,000 and $2.2 million in the 2002 periods compared to $746,000 and $2.2 million in the 2001 periods. The nine month decrease in general and administrative expenses reflects cost savings initiatives

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

by management. Significant savings in executive and human resources departmental costs were partially offset by increases in legal fees and utility costs. Additional general and administrative costs at HCL of $38,000 and $143,000 during the 2001 three and nine month periods consist primarily of franchise taxes; there were no significant general and administrative expenses at HCL during the 2002 three and nine month periods.

Depreciation and Amortization

Depreciation and amortization expense increased slightly to $4.1 million and $12.1 million, respectively, during the three and nine month periods ended September 30, 2002 from $4 million and $11.9 million, respectively, during the corresponding prior year periods.

Loss on Early Extinguishment of Debt

During June 2001, HCS retired its outstanding lease financing with a portion of the proceeds from the Senior Secured Notes. The loss from early extinguishment of debt consists of the write off of unamortized deferred finance costs associated with the lease financing.

Interest Income

Interest income at HCS decreased 68.4% and 72.4%, respectively, during the third quarter and first nine months of 2002 compared to the prior year periods. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates. HCL earned additional interest income of $12,000 and $18,000 during the three month periods ended September 30, 2002 and 2001, respectively, and $37,000 and $115,000 during the nine month periods ended September 30, 2002 and 2001, respectively. The reductions in interest income at HCL result from the same factors as experienced by HCS.

Interest Expense

Interest expense remained constant during the three month period ended September 30, 2002 and increased by $1.4 million (7.7%) during the nine month period ended September 30, 2002 compared to the prior year periods, respectively. The nine month increase is due primarily to the increase in HCS’s long-term indebtedness and to contingent interest incurred on the First Mortgage Notes and Senior Secured Notes. In June 2001, HCS retired the $27.5 million outstanding balance of certain lease financings with a portion of the proceeds from the issue of $39 million of Senior Secured Notes, which also provided additional working capital for the Shreveport Casino. The increase in overall borrowings coupled with a higher interest rate (an effective rate of 12.21% on the Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement) contributed to the increase in interest expense. Contingent interest incurred with respect to the First Mortgage Notes and Senior Secured Notes totaled $122,000 during the three month period ended September 30, 2002 and $877,000 during the nine month period ended September 30, 2002 compared to $163,000 during both the three and nine month periods in 2001.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Write Off Investment in Unconsolidated Affiliate

HCS entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Contributions by HCS to the limited liability corporation formed to develop and operate the golf course from inception amounted to $313,000. No contributions were made during 2002. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002.

Income Taxes

HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL’s provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. The consolidated financial statements of HCL include the federal tax provisions of its subsidiaries which are partners in HCS. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of NOL’s and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the near-term expectation of taxable losses, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

Sales by HCC or existing stockholders of common stock, or securities convertible into common stock, can cause a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of HCC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, including upon consummation of the proposed acquisition of HCC by Penn National, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect HCC’s future utilization of its loss carryforwards.

HCC has been informed that the Internal Revenue Service will soon open an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interests amounted to $367,000 and $372,000 during the three month periods and $1.1 million during each of the nine month periods ended September 30, 2002 and 2001, respectively, and are reflected as reductions in arriving at net loss on the accompanying consolidated statements of operations of HCL.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Items

Contingency

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, HCS, and the Division have entered into an agreement in which, among other things, HCS acknowledges no violation of law but agrees to pay to the Division the sum of $200,000. The agreement is subject to the approval of the LGCB and only effective upon consummation of the announced merger of HCC and Penn National. If the LGCB does not approve the agreement or the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS.

Seasonality

The Shreveport Casino has a limited operating history. Based in part on the experience of other casino operators in the market, management anticipates that activity at the Shreveport Casino may be modestly seasonal, with slightly stronger results expected during the first and third fiscal quarters and the weakest results in the fourth quarter. In addition, the Shreveport Casino’s operations may fluctuate significantly due to a number of factors, including adverse weather conditions and chance. Such seasonality and fluctuations may materially affect HCL and HCS’s casino revenues and overall profitability. Accordingly, the results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Shreveport Casino experienced negative cash flow from operations during the first nine months of 2002 amounting to $4.3 million. Cash on hand was sufficient to offset the shortfall in the Shreveport Casino’s operating cash needs. Such cash was also utilized to pay for property additions of $1.2 and distributions amounting to $1.1 million to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for their “complex net revenues” interest (see below).

The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino’s net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino’s earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”) between $25 million and $35 million, (2) 7% of the Shreveport Casino’s EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino’s EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $2.2 million during the

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 nine month period, the payment of which was deferred. Under the indenture governing the First Mortgage Notes and Senior Secured Notes management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.

HCS I, Inc. and HCS II, Inc. have assumed HCL’s obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $1.1 million and incurred marine services fees of $270,000 under these agreements during the first nine months of 2002.

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

Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $694,000 during the first nine months of 2002, the payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Total accrued contingent interest with respect to the First Mortgage Notes amounted to $1.1 million at September 30, 2002.

In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $183,000 during the first nine months of 2002, the payment of which has been deferred. Payment of contingent interest may be deferred to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Senior Secured Notes were used, in part, to retire HCS’s capital lease obligations with the remainder available for working capital purposes. Total accrued contingent interest with respect to the Senior Secured Notes amounted to $261,000 at September 30, 2002.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

HCS entered into a ground lease with the city of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $1.5 million during the nine month period ended September 30, 2002, including percentage rentals amounting to $1.1 million. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $4.3 million during the 2002 nine month period.

There are no significant scheduled maturities of long-term debt prior to 2006 at which time both the First Mortgage Notes and Senior Secured Notes become due.

Commitments under noncancellable operating leases, exclusive of the ground lease previously discussed, amount to $206,000 during the remainder of 2002. Such commitments decrease steadily from $761,000 in 2003 to $154,000 in 2006 and total approximately $3.3 million over the remainder of the lease terms.

Capital Expenditures

Capital expenditures at the Shreveport Casino during the first nine months of 2002 amounted to $1.2 million; management anticipates spending approximately $1 million during the remainder of 2002 toward the Shreveport Casino’s ongoing program of capital improvements.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change order which HCS is disputing. The accompanying consolidated balance sheet at September 30, 2002 includes a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

Conclusion

HCC is currently restricted by the terms of its existing loan agreements from making any additional capital contributions to HCS. To the extent HCC desired to make additional contributions to HCS, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. However, a subsidiary of HCC is not restricted by the terms of HCC’s loan agreements. This subsidiary had approximately $34 million in cash on September 30, 2002, which funds are available for any corporate purpose, including making additional capital contributions to HCS.

In connection with the announced merger of HCC into Penn National, as more fully described in Part II, Item 5, future contributions to HCS, including those contemplated in the preceding paragraph, are subject to the prior consent of Penn National. Such approval has been obtained to contribute, if needed, any funds necessary to make the February 1, 2003 interest payments with respect to the First Mortgage Notes and Senior Secured Notes.

Management believes that existing cash, together with cash from operations and additional capital contributions (subject to Penn National’s consent to the extent required), will be sufficient to meet HCS’s liquidity and capital resource needs for the next 24 months. Under the indenture to the Senior Secured Notes, HCS will also be able to borrow, if needed, up to an additional $6 million to finance the purchase of furniture, fixtures and equipment.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

Changes in the market interest rate would also impact the fair market value of HCS’s outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS’s debt securities of approximately $5.5 million.

Item 4.    Controls and Procedures

Within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), HCL and HCS (the “Companies”) carried out an evaluation, under the supervision of the Companies’ management, including their Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies’ “disclosure controls and procedures” as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Companies’ Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Companies’ disclosure controls and procedures are effective in timely alerting them to material information relating to the Companies and their consolidated subsidiaries required to be included in their periodic filings with the Securities and Exchange Commission. There have not been any significant changes in the Companies’ internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

Either party may terminate the transaction (1) by mutual consent, (2) for material breach of the Merger Agreement by the other party, (3) if HCC’s stockholders do not approve the merger, (4) if the required regulatory approvals can not be obtained, (5) if the merger is not consummated within 270 days of the signing of the Merger Agreement (which deadline may be extended to 365 days under certain circumstances) or (6) if HCC approves and enters into a superior proposal. HCC may also terminate the transaction if Penn National’s third-party financing commitment is terminated or significantly delayed or impaired. Penn National may also terminate the transaction if there is a material adverse change in HCC. If the transaction is terminated in connection with a superior proposal, Penn National will be entitled to receive a “break-up” fee of $15,000,000 plus additional amounts in relation to the increase in the merger consideration (provided that such fee shall reach a maximum of $27,500,000 for a superior proposal of $20.15 per share or greater).

In connection with the Merger Agreement, HCC, Penn National and certain stockholders of HCC representing at least 50.3% of HCC’s voting power, have entered into Stockholder Agreements (the “Stockholder Agreements”) which generally provide, among other things, that such stockholders will (1) vote for the merger, (2) agree to maintain the current composition of the board, (3) stay all pending litigation and (4) fully release at closing all applicable parties from any past and current claims. Consequently, subject to the terms and conditions of the Merger Agreement and Stockholder Agreements, holders of a majority of the issued and outstanding shares of common stock of HCC eligible to vote have agreed to vote in favor of the merger, assuring stockholder approval. The Stockholder Agreements will terminate upon any termination of the Merger Agreement.

Copies of the Merger Agreement and the Stockholder Agreements were previously included with HCC’s Report on Form 8-K filed on August 8, 2002 as Exhibits 2.1 and 10.1 through 10.13. Such exhibits are incorporated by reference into this Item 5 and the foregoing description is qualified in its entirety by reference to such exhibits.

Hollywood Casino Corporation will hold a Special Meeting of Stockholders on Wednesday, December 18, 2002 to vote on the proposed merger of P Acquisition Corp. with and into HCC as described in the Agreement and Plan of Merger dated August 7, 2002 among HCC, P Acquisition Corp. and Penn National.

Item 6(a).    Exhibits

@	10.1	Joint Motion for Entry of Decree in Notice of Violation and Hearing (incident #RGS 000375), dated October 29, 2002. (Exhibit 10.1)

#	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

@	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on October 29, 2002.

#	Filed herewith.

Item 6(b).    Reports on Form 8-K

On August 8, 2002, the Registrants filed a report on Form 8-K to report that Hollywood Casino Corporation, their ultimate parent company, had entered into an Agreement and Plan of Merger to be acquired by Penn National Gaming, Inc.

On October 29, 2002, the Registrants filed a report on Form 8-K to report that Hollywood Casino Shreveport had entered into an agreement with the Louisiana State Police, Casino Gaming Division, with respect to a hearing which had been previously set regarding certain testimony of a third party which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION By: HCS I, Inc.

Date:	November 12, 2002	By:	/s/ Paul C. Yates
Paul C. Yates Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

HWCC-LOUISIANA, INC.

Date:	November 12, 2002	By:	/s/ Paul C. Yates
Paul C. Yates Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward T. Pratt III, certify that

1.
I have reviewed this Quarterly Report on Form 10-Q of Hollywood Casino Shreveport and Subsidiaries and of Shreveport Capital Corporation (collectively, the “Registrants”) for the period ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report;

4.
The Registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants’ auditors and the audit committee of the Registrants’ boards of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants’ ability to record, process, summarize and report financial data and have identified for the Registrants’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants’ internal controls; and

6.
The Registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ Edward T. Pratt III
Edward T. Pratt III Chief Executive Officer

Annual and Quarterly Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul C. Yates, certify that

1.
I have reviewed this Quarterly Report on Form 10-Q of Hollywood Casino Shreveport and Subsidiaries and of Shreveport Capital Corporation (collectively, the “Registrants”) for the period ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report;

4.
The Registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants’ auditors and the audit committee of the Registrants’ boards of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants’ ability to record, process, summarize and report financial data and have identified for the Registrant’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants’ internal controls; and

6.
The Registrants’ other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ Paul C. Yates
Paul C. Yates Chief Financial Officer