Form 10-K
period 2002-12-31
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2003-02-27
CIK 1096352, 1096353, 1096354

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                  to

Commission file number                            333-88679

HOLLYWOOD CASINO SHREVEPORT

SHREVEPORT CAPITAL CORPORATION

(Exact name of co-registrants as specified in their charters)
LOUISIANA	72-1225563
LOUISIANA	75-2830167

(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.’s)

451 Clyde Fant Parkway
Shreveport, Louisiana	71101

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code):	(318) 220-0711

Securities registered pursuant to Section 12(b) of the Act:

$150,000,000 of 13% First Mortgage Notes with Contingent Interest due August 1, 2006

$39,000,000 of 13% Senior Secured Notes with Contingent Interest due August 1, 2006

Title of each class

Securities registered pursuant to Section 12(g) of the Act:

None

Title of each class

Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

As of February 26, 2003, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in Hollywood Casino Shreveport. As of February 26, 2003, 1,000 shares of common stock of Shreveport Capital Corporation, $.01 par value, are outstanding, all of which are owned by Hollywood Casino Shreveport.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated part or parts of this report: None

The Registrants meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.

PART I

ITEM 1.    BUSINESS

General

Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC—Louisiana, Inc. (“HCL”), a Louisiana corporation which is ultimately wholly owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners.” QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s former partners.

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,423 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. Paddlewheels also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino. On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their residual interest. During July 1999, Sodak was merged into HCL.

Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS and their monthly payment of 1% of “complex net revenues”.

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to $150 million of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and subsequently became a co-issuer with respect to $39 million face amount of 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

Equity contributions from HCL and Paddlewheels provided the initial $50 million of funds necessary to construct the Shreveport Casino. During August 1999, HCS successfully completed the issuance of the First Mortgage Notes. These sources of funds, together with $30 million of furniture, fixture and equipment financing, provided the initial funding for the project. Since the December 2000 opening of the Shreveport Casino, HCC has made additional capital contributions amounting to $17.9 million to fund interest payments and other working capital requirements of the property.

The principal executive offices of HCS and Shreveport Capital are located at 451 Clyde Fant Parkway, Shreveport, Louisiana 71101, telephone (318) 220-0711. The principal executive offices of HCL are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. The stockholders of HCC approved the Merger Agreement on December 18, 2002. All required regulatory approvals have been obtained and subject to, among other things, the consummation of Penn National’s merger financing, the merger is currently expected to close on March 3, 2003.

Operations

HCS owns the Shreveport Casino, a highly-themed hotel and casino destination resort in Shreveport, Louisiana. The Shreveport Casino enjoys high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport market with its feeder markets of Dallas/Ft. Worth and East Texas. The Shreveport Casino is managed by a wholly-owned subsidiary of HCC and utilizes the same theme and marketing and operating strategies that have been successfully implemented at other HCC-owned properties in Aurora, Illinois and Tunica, Mississippi.

The Shreveport Casino commenced operations on December 20, 2000. The destination resort consists of a 403-room, all suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,423 slot machines, approximately 61 table games and six poker stations. The riverboat casino floats in a concrete and steel basin that raises the riverboat nearly 20 feet above the river. The basin virtually eliminates variation in the water height and allows the boat to be permanently moored to the land-based pavilion. The Shreveport Casino’s computerized pumping system is designed to regulate the water level of the basin to a variance of no more than three inches.

The centerpiece of the resort is an approximately 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities. An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. The pavilion features a dramatic 60-foot high atrium enabling patrons to see the casino floor from almost anywhere in the pavilion. Other amenities include the award-winning Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, a 1950’s-style casual diner (the Hollywood DinerSM), a premium players’ club (the Hollywood Director’s ClubSM) and an entertainment show room (the Hollywood Celebrity LoungeSM). The pavilion also includes a deli and ice cream shop, VIP check-in, a premium quality bar, meeting rooms and the Hollywood Casino Studio StoreSM, a highly-themed shopping facility offering logo merchandise.

The Shreveport Casino offers three parking facilities, including two parking lots and an eight-story parking garage located directly across the street and connected to the pavilion by an enclosed, movie-themed walkway. The three parking facilities provide space for approximately 2,000 cars, including valet parking for approximately 340 cars.

The Shreveport Casino features HCC’s unique Hollywood theme throughout the gaming, dining and entertainment facilities. Management believes that the use of the Hollywood theme has broad patron appeal and distinguishes the Shreveport Casino from its competitors. Additionally, the nature of the theming permits periodic and cost effective updating, which management believes encourages both initial and repeat visits. The Hollywood theme has been used successfully at HCC’s other casino facilities.

The Shreveport Casino is located near the Shreveport Civic Theater. The 1,720-seat auditorium is used by the Shreveport Casino to provide headliner entertainment for customers. Entertainers that have performed at the theater include Tony Bennett, Jay Leno, Natalie Cole, Patti LaBelle, Ray Charles, Travis Tritt and Brooks and Dunn.

The Shreveport Casino has subleased approximately 45,000 square feet of dining, entertainment and retail space to a third party development group, with the first tenants opening in the summer of 2002. Having experienced operating difficulties since opening, three of the original 11 tenants ceased operations in January 2003. The third party developer is actively pursuing tenants to fully occupy the 45,000 square feet of space, including tenants to replace the three that recently ceased operations.

The Shreveport Casino was built next to an existing riverboat gaming and hotel facility operated by Harrah’s. The two casinos form the first and only “cluster” in the Shreveport market, allowing patrons to park once and easily walk between the two facilities. There are currently five casinos operating in the Shreveport market. In 2002, the Shreveport market was the eighth largest gaming market in the United States and the largest in Louisiana. The Shreveport market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing casinos to operate 24 hours a day with uninterrupted access. Based on information published by the state of Louisiana, the five casino operators in the Shreveport market generated approximately $823.5 million in gaming revenues in 2002, an increase of approximately 2.2% over 2001.

The principal target markets for the Shreveport Casino are patrons from the Dallas/Ft. Worth Metroplex and East Texas. There are approximately 7.2 million adults who reside within approximately 200 miles of Shreveport/Bossier City. The Shreveport Casino is located approximately 180 miles east of Dallas and can be reached by car in less than three hours. The Shreveport Regional Airport has 36 in-bound flights per day, including 14 from Dallas and seven from Houston with flight times of less than one hour.

The Shreveport Casino employs a marketing strategy designed to take advantage of its proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing its hotel rooms to expand its patron mix to include overnight visitors. The restaurant and entertainment promenade also promotes such overnight stays. Management utilizes sophisticated casino information technology used at other HCC-owned facilities to identify premium patrons. Such information is then used to encourage participation in its casino player’s card program and tailor promotions and special events to cater to this market segment.

The Shreveport Casino is owned by HCS which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HCL. HCS operates the Shreveport Casino under a management agreement with HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC. The management agreement provides that HCS pays a management fee of 2% of net revenues plus an increasing percentage (5-10%) of the Shreveport Casino’s annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) above $25 million.

Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising at the Shreveport Casino in accordance with applicable regulations are enforceable under Louisiana law. For the year-ended December 31, 2002, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 2002, gaming receivables amounted to $3 million before allowances for uncollectible gaming receivables which amounted to $881,000. Management of the Shreveport Casino believes that the allowances for uncollectible gaming receivables are adequate.

Employees and Labor Relations. At December 31, 2002 there were approximately 1,800 employees at the Shreveport Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

Competition

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than HCS. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals and other forms of legalized gaming in the United States and other jurisdictions. Legalized gambling is currently permitted in various forms throughout the United States, in several Canadian provinces, as well as on Native American reservations in certain states including Louisiana and Mississippi. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition for HCS’s gaming operations and could have a material adverse impact on HCS.

The Shreveport Casino competes directly with Binion’s Horseshoe, Harrah’s, the Isle of Capri and Boomtown (formerly, Casino Magic) in the Shreveport market. Some of these competitors have higher profile brand names and greater financial resources than HCS. All of these competitor’s have operated in the Shreveport market for several years and have established customer bases. There can be no assurance that the Shreveport Casino can effectively compete against these four established casinos, or that the Shreveport market is large enough to allow the five casinos to operate profitably. Furthermore, one or more of the current operators in other parts of Louisiana could relocate to the Shreveport market which would directly increase competition in the market. Boomtown recently completed a $25 million expansion and renovation and has indicated that it might, depending on market conditions, replace its existing casino facility with a new and larger dockside facility and construct a new hotel tower.

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

Also, there can be no assurance that the Shreveport Casino will be able to effectively compete against any other future gaming operations that Louisiana or other authorities may authorize in the gaming market in which it operates. For example, in 1997, the Louisiana legislature adopted legislation permitting up to 15,000 square feet of slot machine gaming at pari-mutual wagering facilities located in parishes in Louisiana that approve slot machine gaming in a referendum election. Shortly thereafter, a referendum election was held that approved slot machine gaming at Louisiana Downs, which is located in Bossier City, approximately nine miles from the Shreveport Casino. Harrah’s Entertainment Inc. recently announced that it had completed its acquisition of a controlling interest in Louisiana Downs and that its current plans call for the refurbishment of an existing facility that will open as a temporary casino offering approximately 900 slot machines in the summer of 2003. Harrah’s Entertainment, Inc. has also announced plans for the construction of a new permanent casino facility to replace the temporary casino. The permanent casino will be connected to the racetrack, will offer approximately 1,500 slot machines and is expected to open by the summer of 2004. The successful completion and opening of these facilities would result in another source of competition for and could have a material adverse affect on the Shreveport Casino.

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

Casino Regulation

The ownership and operation of a riverboat gaming vessel is subject to the Louisiana Riverboat Economic Development and Gaming Control Act (the “Louisiana Act”). As of May 1, 1996, gaming activities are regulated by the LGCB. The LGCB is responsible for issuing gaming licenses and enforcing the laws, rules and regulations relative to riverboat gaming activities. The LGCB is empowered to issue up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish. An initial license to conduct gaming operations is valid for a term of five years. The Louisiana Act provides for successive five-year renewals after the initial five-year term.

The laws and regulations of Louisiana seek to:

•	prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective control over the financial practices of licensees, including establishing procedures for reliable record keeping and making periodic reports to the LGCB;

•	prevent cheating and fraudulent practices;

•	provide a source of state and local revenues through fees; and

•	ensure that gaming licensees, to the extent practicable, employ and contract with Louisiana residents, women and minorities.

The Louisiana Act specifies certain restrictions and conditions relating to the operation of riverboat gaming as subsequently modified and, including but not limited to the following: (1) in parishes, including the site for the Shreveport Casino, other than the parish (currently Orleans Parish) of the Land-Based Casino, which is referred to as the “Official Gaming Establishment,” gaming may only be conducted while a riverboat is docked and no cruises or excursions may be conducted; however, in the parish of the Official Gaming Establishment, gaming is not permitted while a riverboat is docked, other than for forty-five minutes between excursions, unless dangerous weather or water conditions exist as certified by the riverboat’s master; (2) if a licensee offers or is required to offer excursions while conducting gaming activities approved by the LGCB, each round trip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the LGCB are permitted on board at any time during gaming operations; (4) gaming devices, equipment and supplies may be purchased or leased only from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained, or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair, or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted on gaming vessels; (9) except for slot machine play, wagers may be made only with tokens, chips, or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use dockside facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the LGCB.

Any person who has or controls directly or indirectly 5% or more ownership, income, profit or economic interest in the Shreveport Casino, or who receives 5% or more revenue interest in the form of a commission, finder’s fee, loan repayment, or any other business expense related to the Shreveport Casino, or who has the ability, in the opinion of the LGCB, to exercise a significant influence over the Shreveport Casino or Shreveport Management, must meet all suitability requirements under the Louisiana Act. A gaming license is deemed to be a privilege under Louisiana law and as such may be denied, revoked, suspended, conditioned or limited at any time by the LGCB. In issuing a license, an applicant must demonstrate by clear and convincing evidence that he is a person of good character, honesty and integrity; that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods, and activities in the conduct of gaming or the carrying on of business and financial arrangements incidental thereto; and is capable of and likely to conduct the activities for which the applicant is licensed under the provisions of the Louisiana Act. The LGCB will not grant any licenses unless it finds that:

•	the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino;

•	the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the LGCB;

•	the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat in its application for a license so as to ensure the safety of its passengers;

•	the applicant designates the docking facilities to be used by the riverboat;

•	the applicant shows adequate financial ability to construct and maintain a riverboat;

•	the applicant submits a detailed plan of design of the riverboat in its application for a license;

•	the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications; and

•	the applicant is of good moral character.

The LGCB may not award a license to any applicant who has been convicted or pled guilty or nolo contendere to any offense punishable by imprisonment of more than one year, theft or attempted theft, illegal possession of stolen things or any offense or attempt involving the misappropriation of property or funds, any offense involving fraud or attempted fraud, false statement or declarations, gambling as defined by the laws or ordinances or any municipality, any parish or county, any state, or of the United States, or a crime of violence (each a “Material Offense”); who is currently being prosecuted or regarding whom charges are pending in any jurisdiction for a Material Offense; who is not current in filing applicable tax returns and in the payment of all taxes, penalties and interest owed to the State of Louisiana, any political subdivision of Louisiana or the Internal Revenue Service, excluding items under formal appeal; or who has failed to provide information and documentation to reveal any fact material to a suitability determination, or has provided information which is untrue or misleading as to a material fact pertaining to the suitability criteria.

The transfer of a license is prohibited. The sale, assignment, transfer, pledge, or disposition of securities which represent 5% or more of the total outstanding shares issued by a holder of a license is subject to prior LGCB approval. A security issued by a holder of a license must generally disclose these restrictions.

Section 2501 of the regulations enacted by the Louisiana State Police, Casino Gaming Division (the “Division”) pursuant to the Louisiana Act requires prior written approval by the LGCB of all persons involved in the sale, purchase, assignment, lease, grant or foreclosure of a security interest, hypothecation, transfer, conveyance or acquisition of an ownership interest (other than a corporation) or economic interest of 5% or more in any licensee.

Section 2523 of the regulations under the Louisiana Act requires notification to and prior approval from the LGCB of (1) the application for, receipt, acceptance or modification of a loan, (2) the use of any cash, property, credit, loan or line of credit, or (3) the guarantee or granting of other forms of security for a loan by a licensee or person acting on a licensee’s behalf. Exceptions to prior written approval include, without limitation, any transaction for less than $2.5 million in which all of the lending institutions are federally regulated, any transaction modifying the terms of an existing, previously approved loan transaction, or any transaction involving publicly registered debt and other securities sold pursuant to a firm underwriting agreement.

The failure of a licensee to comply with the requirements set forth above may result in the suspension or revocation of that licensee’s gaming license. Additionally, if the LGCB finds that the individual owner or holder of a security of a corporate licensee or intermediary company or any person with an economic interest in a licensee is not qualified under the Louisiana Act, the LGCB may require, under penalty of suspension or revocation of the license, that the person not receive dividends or interest on securities of the corporation; exercise directly or indirectly a right conferred by securities of the corporation; receive remuneration or economic benefit from the licensee; or continue in an ownership or economic interest in the licensee.

A licensee must periodically report the following information to the LGCB, which is not confidential and is to be available for public inspection: the licensee’s net gaming proceeds from all authorized games; the amount of net gaming proceeds tax paid; and all quarterly and annual financial statements presenting historical data that are submitted to the LGCB, including annual financial statements that have been audited by an independent certified public accountant.

The LGCB has adopted rules governing the method for approval of the area of operations and the rules and odds of authorized games and devices permitted, and prescribing grounds and procedures for the revocation, limitation or suspension of licenses and permits.

The Louisiana Act imposes franchise and license fees of $50,000 per riverboat for the first year and $100,000 for subsequent years together with a gaming tax based on a percentage of the net gaming proceeds. In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the previous rate of 18.5% and eliminated the cruising requirement for those boats previously required to cruise. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area, which were not subject to the cruising requirements. Accordingly, the gaming tax imposed on the Shreveport Casino was increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase scheduled on April 1, 2003. Several local governments have been authorized to impose additional fees on adjusted gross gaming revenues and/or other fees. The Shreveport Casino is required to make certain payments to the City of Shreveport under its ground lease agreement in lieu of boarding fees. Franchise and license fees and payments in lieu of boarding fees for the Shreveport Casino amounted to $36 million during 2002. Had the entire 3% gaming tax increase been in effect during 2002, the Shreveport Casino’s operating expenses would have increased by approximately $1.9 million.

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

HCC previously was notified that the Division had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCL, HCS, and the Division entered into an agreement in which, among other things, HCS acknowledged no violation of law but agreed to pay to the Division the sum of $200,000. The agreement was approved by the LGCB in November 2002 and becomes effective only upon consummation of the announced merger of HCC and Penn National. If the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, HCS would aggressively defend against any such action.

Non-Gaming Regulation

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

The riverboat operated by HCS must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. The riverboat must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping (“ABS”) for stabilization and flotation, and may also be subject to local zoning and building codes. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel’s Certificate of Inspection or ABS approval would preclude its use as a floating casino.

Shipboard employees of HCS, even those who have nothing to do with the marine operations of the vessel (such as dealers, waiters, and security personnel) may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers’ compensation awards.

Trademarks

HCS uses the service mark “Hollywood Casino” under a trademark license agreement with HCC. The service mark is registered by HCC with the United States Patent and Trademark Office. HCS also licenses other “Hollywood-formative” marks to promote its casino and related services. These marks have either been registered by HCC or are the subject of pending registration applications with the United States Patent and Trademark Office. HCC considers its rights to the “Hollywood Casino” service mark to be well established and to have significant competitive value. The loss of its right to use the “Hollywood Casino” service mark or of HCC to prevent others from using the same or a deceptively similar mark could have a material adverse effect on HCS and HCC.

ITEM 2.    PROPERTIES

The Shreveport Casino’s facilities are described more fully under the caption “Business–Operations.”

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

Up to $30 million in furniture, fixtures and equipment is pledged as collateral for $39 million of Senior Secured Notes issued by HCS during June 2001. The Senior Secured Notes are nonrecourse to HCC. Contingent interest on the Senior Secured Notes is equal to 1.3% of the Shreveport Casino’s cash flow, as defined, for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Substantially all other assets of HCS are pledged as collateral for $150 million of 13% First Mortgage Notes issued by HCS during August 1999 and guaranteed by HCL. The First Mortgage Notes are nonrecourse to HCC. Contingent interest on the First Mortgage Notes is equal to 5% of the Shreveport Casino’s cash flow, as defined, for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest on both the Senior Secured Notes and First Mortgage Notes may not be paid to the extent that payment would result in certain financial coverage ratios not being met.

ITEM 3.    LEGAL PROCEEDINGS

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCS and its subsidiaries (see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Conclusion”).

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 26, 2003, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in HCS.

As of February 26, 2003, 1,000 shares of common stock of Shreveport Capital Corporation, $.01 par value, are outstanding, all of which are owned by HCS.

HCS paid cash distributions pursuant to its “complex net revenues” agreement to its partners totaling $1,452,000 during 2002. Other distributions to its partners are restricted under the terms of the indenture to the First Mortgage Notes as more fully described in Note 3 of “Notes to Consolidated Financial Statements.”

ITEM 6.    SELECTED FINANCIAL DATA

Hollywood Casino Shreveport and HWCC-Louisiana, Inc.

The following tables set forth selected financial information for HCS and HCL and are qualified in their entirety by, and should be read in conjunction with, HCS and HCL’s Financial Statements and accompanying footnotes appearing elsewhere in this Form 10-K. The data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 have been derived from the audited financial statements of HCS and HCL presented in Item 8. Selected financial data for Shreveport Capital Corporation is not included because management has determined that such information is not material to investors since Shreveport Capital Corporation has not and is not expected to have any operating activities, acquire any assets or incur any liabilities.

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

HCL was formed in April 1993 and its operations have related solely to acquiring a gaming license to develop and own a riverboat casino in Louisiana. The majority of costs incurred by HCL prior to 1999 related to its unsuccessful efforts to obtain licenses in Lake Charles and Bossier City, Louisiana. HCL’s current principal activity is to act as a holding company.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
	(in thousands)
Net revenues	$146,356	$143,868	$7,754	$—	$89

Expenses:
Departmental	118,320	133,966	5,837	—	210
General and administrative	10,349	13,480	321	—	986
Preopening and development	—	—	14,794	991	90
Depreciation and amortization	16,157	15,866	506	2	—
Impairment loss	179	—	—	—	—
Loss on early extinguishment of debt	—	843	—	—	—

Total expenses	145,005	164,155	21,458	993	1,286

Income (loss) from operations	1,351	(20,287)	(13,704)	(993)	(1,197)

Non-operating income (expense):
Interest income	200	652	5,795	3,644	296
Interest expense (net of capitalized interest of $11,814 in 2000 and $1,052 in 1999	(26,744)	(25,350)	(9,991)	(6,946)	(50)
Write off investment in unconsolidated affiliate	(313)	—	—	—	—
Gain (loss) on disposal of assets	16	(26)	—	—	—

Total non-operating (expense) income, net	(26,841)	(24,724)	(4,196)	(3,302)	246

Net loss	$(25,490)	$(45,011)	$(17,900)	$(4,295)	$(951)

Consolidated Balance Sheet Data:

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Total assets	$191,868	$212,034	$242,384	$209,480	$5,691
Total debt, including capital lease obligations	189,911	190,105	181,946	151,759	—
Partners’ (deficiency) capital	(33,572)	(8,699)	29,174	38,171	(35)

(1)	The ownership of HCS was transferred on September 22, 1998. From that time until December 20, 2000, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino commenced operations on December 20, 2000. Under its previous owners, HCS (then known as QNOV) operated a riverboat casino in New Orleans until October 1997. From October 1997 until September 21, 1998, QNOV had no operations and was seeking new owners.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

Consolidated Statement of Operations Data:

	Year Ended December 31,
	2002	2001	2000	1999(1)	1998
	(in thousands)
Net revenues	$146,356	$143,868	$7,754	$—	$—

Expenses:
Departmental	118,320	133,966	5,837	—	—
General and administrative	10,349	13,675	587	10	—
Preopening and development	—	—	14,794	1,024	39
Depreciation and amortization	16,157	15,866	506	2	—
Impairment loss	179	—	—	—	—
Loss on early extinguishment of debt	—	843	—	—	—

Total expenses	145,005	164,350	21,724	1,036	39

Income (loss) from operations	1,351	(20,482)	(13,970)	(1,036)	(39)

Non-operating income (expenses):
Interest income	249	780	6,007	3,701	—
Interest expense, net of capitalized interest of $11,814 in 2000 and $1,052 in 1999	(26,744)	(25,350)	(9,991)	(6,946)	—
Write off investment in unconsolidated affiliate	(313)	—	—	—	—
Gain (loss) on disposal of assets	16	(26)	—	—	—

Total non-operating expense, net	(26,792)	(24,596)	(3,984)	(3,245)	—

Loss before other items	(25,441)	(45,078)	(17,954)	(4,281)	(39)
Minority interest in Hollywood Casino Shreveport	(1,464)	(1,438)	(78)	—	—
Pre-acquisition losses	—	—	—	12	—
Equity in losses of Hollywood Casino Shreveport	—	—	—	—	(17)

Net loss	$(26,905)	$(46,516)	$(18,032)	$(4,269)	$(56)

Consolidated Balance Sheet Data:

	December 31,
	2002	2001	2000	1999(1)	1998
	(in thousands)
Total assets	$199,787	$219,802	$252,017	$219,428	$2,705
Total debt, including capital lease obligations	189,911	190,105	184,445	151,759	—
Shareholders’ (deficit) equity	(28,372)	(3,548)	34,293	46,000	1,369

(1)	Consolidated to include the results of operations and balance sheet of Hollywood Casino Shreveport. Losses of Sodak Louisiana, L.L.C. from its equity interest in Hollywood Casino Shreveport for the period prior to its acquisition by HWCC-Louisiana, Inc. on April 23, 1999 are presented as pre-acquisition losses and reduce the consolidated net loss of HWCC-Louisiana, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements about the business, results of operations, cash flows, financial condition, expected closing of HCC’s merger with Penn National and prospects of HCS and HCL. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, domestic attacks or the outbreak of hostilities, tax regulations, state regulations or legislation applicable to the gaming industry in general or HCS and HCL in particular, decisions of courts, regulatory approvals and other risks indicated in their filings with the Securities and Exchange Commission. In addition, consummation of Penn National’s acquisition of HCC is subject to several conditions including the completion of Penn National’s acquisition financing as well as the approval of various governmental entities, including gaming regulatory authorities to which the companies are subject. Such risks and uncertainties are beyond management’s ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words “believes”, “estimates”, “expects”, “anticipates” and similar expressions as they relate to HCS and HCL or their management are intended to identify forward-looking statements. Similarly, statements herein that describe HCS and HCL’s business strategy, outlook, objectives, plans, intentions or goals are forward-looking statements.

The ownership of HCS was transferred on September 22, 1998 when the current partners acquired their partnership interests from the former partners. HCS was a development stage entity from September 22, 1998 until the Shreveport Casino opened for business on December 20, 2000. HCL has had no recent operating activities and currently serves as a holding company. Prior to December 20, 2000, HCL incurred certain costs with respect to its development of the Shreveport Casino. Accordingly, management’s discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries will be separately noted where significant.

RESULTS OF OPERATIONS

General

The Shreveport Casino commenced operations on December 20, 2000; all activities prior to that date relate to its development and construction. Accordingly, the discussion of departmental operations which follows is based on comparisons between the full years of operations in 2002 and 2001 and the twelve day period of operations during 2000. The following table presents departmental operating results for such periods together with departmental revenues and expenses as a percentage of net revenues.

	Year Ended December 31, 2002		Year Ended December 31, 2001		Period from December 20, 2000 to December 31, 2000
Revenues:
Casino	$146,070,000	99.8%	$144,334,000	100.3%	$7,194,000	92.8%
Rooms	9,279,000	6.3	8,754,000	6.1	302,000	3.9
Food and beverage	24,441,000	16.7	25,521,000	17.7	1,330,000	17.2
Other	2,473,000	1.7	3,412,000	2.4	74,000.9
Promotional allowances	(35,907,000)	(24.5)	(38,153,000)	(26.5)	(1,146,000)	(14.8)

Net revenues	146,356,000	100.0	143,868,000	100.0	7,754,000	100.0

Departmental Expenses:
Casino	106,391,000	72.7	118,685,000	82.5	5,193,000	67.0
Rooms	2,229,000	1.5	2,452,000	1.7	88,000	1.1
Food and beverage	6,784,000	4.6	9,396,000	6.5	413,000	5.3
Other	2,916,000	2.0	3,433,000	2.4	143,000	1.9

Total departmental expenses	118,320,000	80.8	133,966,000	93.1	5,837,000	75.3

Departmental profit	$28,036,000	19.2%	$9,902,000	6.9%	$1,917,000	24.7%

The Shreveport Casino recognized income from operations of $1.4 million in 2002 compared to losses of $20.3 million in 2001 and $13.7 million in 2000. Excluding preopening and development costs, the Shreveport Casino earned income from operations of $1.1 million in 2000. As previously noted, the Shreveport Casino opened on December 20, 2000 and all activities prior to that date related to its development and construction activities.

The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a high level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March compared to the prior month periods. Revenues continued to show improvement in April and May; however, these increases remained below management expectations, primarily due to the economic slowdown. Management of HCS responded by fine-tuning its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, HCS terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino’s gaming revenues in June. Commencing in the second quarter of 2001, management also instituted a series of measures to significantly reduce the operating costs of the Shreveport Casino.

Entertainment-related companies, already suffering from the general economic downturn, experienced an additional setback from the tragic events of September 11, 2001. While difficult to measure with any degree of precision, management believes the Shreveport Casino’s operating results for the third and fourth quarters were negatively impacted by the difficult operating environment triggered by the tragic September events. Management analyzed the operating revenues and gaming activity for its facility relative to its internal budget for the period from September 1 through September 10 and for the period from September 11 through the end of the month. By comparing the operating trends for these two periods, management has estimated that the Company’s revenues for the month of September were reduced by approximately $1.7 million (14.8%) as a result of the terrorist attacks. Fourth quarter revenues continued to underperform budgeted amounts at the Shreveport Casino.

Despite the revenue downturn in the second half of 2001, as a result of the elimination of marketing programs and other significant cost cutting efforts, the Shreveport Casino managed to generate positive earnings before interest, taxes, depreciation, amortization and non-recurring items in every month commencing with June 2001. Such efforts have continued throughout 2002 and HCS is continuing to aggressively manage its marketing programs to increase its customer base while maximizing near and long-term profitability by decreasing the operating cost structure of the property.

The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not grown sufficiently to fully absorb the increase in capacity, as total casino win for the years 2002 and 2001 has only grown by 2.2% and 18.7%, respectively, compared to 2000 (excluding the casino win generated by the Shreveport Casino during the last 12 days of 2000). The 2.2% overall growth in the Shreveport/Bossier City market during 2002 reflects an increase of 3.4% during the first half of the year, but only a 1% increase during the second half of the year, in each case compared to the same period in 2001. Management believes this erosion in market growth reflects the deteriorating economic conditions in the principal feeder markets to the Shreveport/Bossier City gaming market, including the Dallas/Ft. Worth metropolitan area. Management further expects the difficult market conditions will continue into at least the first part of 2003 and, as a result, the Shreveport Casino will report lower earnings and operating cash flows in the 2003 first quarter period. Harrah’s Entertainment Inc. recently announced that it had completed its acquisition of a controlling interest in Louisiana Downs and that its current plans call for the refurbishment of an existing facility that will open as a temporary casino offering approximately 900 slot machines in the summer of 2003. Harrah’s Entertainment, Inc. has also announced plans for the construction of a new permanent casino facility to replace the temporary casino. The permanent casino will be connected to the racetrack, will offer approximately 1,500 slot machines and is expected to open by the summer of 2004. The successful completion and opening of these facilities would result in another source of competition for and could have a material adverse affect on the Shreveport Casino.

Gaming Operations

Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $1,827 million, $1,769 million and $76 million, respectively, during 2002, 2001 and the 12 day post-opening period of 2000. Slot machine handle increased by 5.1% while table game drop declined by 10% in 2002 compared to 2001. The gross wagering amounts represent average daily volumes of $5 million in 2002, $4.8 million in 2001 and $6.3 million during the twelve days of operations in 2000. As noted previously, the 2000 opening was timed to take advantage of a busy holiday season and the gross wagering for that period reflects tremendous volumes associated with the Shreveport Casino’s grand opening activities. Total gross wagering during the comparable twelve day periods of 2002 and 2001 were $76 million ($6.3 million per day) and $69.8 million ($5.8 million per day).

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino totaled $146.1 million, $144.3 million and $7.2 million, respectively, during 2002, 2001 and during the period from opening through December 31, 2000. Casino revenues at the Shreveport Casino increased slightly during 2002 compared to 2001 as decreases in the slot machine hold percentage were offset by increases in slot machine gross wagering. As a result, slot machine revenues increased by 1.5% during 2002 compared to 2001. The 2002 decline in table games gross wagering was partially offset by an increase in the table games hold percentage to 18.9% from 17.9% resulting in an overall table game revenue decrease of 5.1% in 2002 compared to 2001. Revenues during the last 12 days of 2001 were $5.6 million, a decrease of 22.8% from the post-opening amount in 2000. This decline reflects an 8.1% reduction in gross wagering combined with lower hold percentages during the 2001 period. Slot machine revenues accounted for 73.4%, 73.2% and 81.3%, respectively, of total casino revenues during 2002, 2001 and 2000 while table game revenues accounted for 25.1%, 26.8% and 18.7%, respectively, of total casino revenues. Poker accounted for the additional 1.5% of revenues in 2002 following the June opening of six poker stations.

Room revenues increased 6% during 2002 compared to 2001. Hotel occupancy rates increased to 93.4% in 2002 from 86.6% during 2001 due to more aggressive marketing programs. However, the average daily room rate decreased to $68 during 2002 from $70 during 2001. Room rates in 2002 have been lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions have been more than offset by the improvement in hotel occupancy. Room revenues amounted to $302,000 during 2000 with a hotel occupancy rate of 71.4% and an average daily rate of $108.

Food and beverage revenues amounted to $24.4 million, $25.5 million and $1.3 million, respectively, in 2002, 2001 and 2000. Food and beverage revenues decreased 4.2% in 2002 compared to the prior year primarily as a result of decreases in promotional activities. Other revenues amounted to $2.5 million, $3.4 million and $74,000, respectively, in 2002, 2001 and 2000. Other revenues decreased 27.5% during 2002 compared to 2001. The decrease is primarily due to reductions in theater revenues and retail store sales and has been partially offset by rental income of $179,000 earned with respect to restaurant and entertainment facilities operating in space leased from the Shreveport Casino. Food and beverage and other revenues increased as a percentage of net revenues during 2001 compared to 2000 as the use of such ancillary services increased compared to the grand opening period.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty programs. Overall, promotional allowances decreased by 5.9% during 2002 compared to 2001. Goods and services provided to patrons without charge increased slightly as a percentage of the associated room, food and beverage and other revenues to 67.4% during 2002 from 66.3% during 2001 and 65.7% during the 2000 operating period. These percentages are consistent with the historical experience of other HCC-owned gaming operations. The cost of other cash incentive and customer loyalty programs decreased during 2002 compared to 2001 as marketing and direct mail programs were refined and marginal programs were eliminated. The cost of such loyalty programs as a percentage of casino revenues increased significantly during 2001 compared to the 2000 period as the programs were expanded and developed subsequent to the Shreveport Casino’s opening.

Departmental Expenses

The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second half of 2001 and throughout 2002, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures have been significantly reduced while maintaining the Shreveport Casino’s level of service. Management reduced the property’s operating costs during 2002 by approximately $15.6 million (11.7%) compared to 2001, while maintaining revenue levels.

In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase is being phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase scheduled for April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2002 and 2001, the Shreveport Casino’s operating expenses would have increased by approximately $1.9 million and $3.3 million, respectively.

Casino expenses decreased 10.4% during 2002 compared to 2001 due to management’s cost savings initiatives discussed above. Expenditures were reduced in the areas of payroll, cage operations, and advertising, as well as in the allocations of promotional related costs from other operating departments to the casino department.

Rooms expense decreased 9.1% during 2002 compared to 2001 reflecting management’s cost savings initiatives discussed above partially offset by increased occupancy costs.

During 2002, food and beverage expenses decreased by 27.8% compared to the prior year due to reductions in the cost of goods sold, consistent with the reductions in revenues, as well as to reductions in payroll costs and increases in operating efficiency.

Other expenses decreased $517,000 (15.1%) during 2002 compared to 2001 reflecting reductions in the cost of goods sold, consistent with the reductions in revenues, reductions in payroll costs and a reduction in the costs incurred in connection with “headliner” entertainment shows. These decreases were partially offset by increased insurance costs.

General and Administrative

General and administrative expenses at the Shreveport Casino amounted to $10.3 million, $13.5 million and $321,000, respectively, during 2002, 2001 and the 2000 period subsequent to opening. Prior to opening, administrative personnel and their associated expenses were included in preopening and development costs. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $2.9 million in both 2002 and 2001 and $156,000 in 2000. The 2002 decrease in general and administrative expenses reflects cost savings initiatives by management. Significant savings in executive and human resources departmental costs were partially offset by increases in legal fees and utility costs. There were no additional general and administrative costs at HCL during 2002; such costs, consisting primarily of franchise taxes, declined to $195,000 in 2001 from $266,000 in 2000. Franchise taxes were not incurred during 2002 as a result of accumulated losses from the Shreveport Casino in prior years.

Depreciation and Amortization

Depreciation and amortization expense increased slightly to $16.2 million during 2002 from $15.9 million in 2001. Depreciation and amortization expense during 2000 amounted to $506,000. The 2001 increase resulted primarily from substantially all of the Shreveport Casino’s fixed assets being placed in service in December 2000.

Impairment Loss

The Shreveport Casino incurred an impairment loss during 2002 with respect to the valuation of its motion picture memorabilia. No impairment loss was required with respect to any of the Shreveport Casino’s other long-lived assets.

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

Interest Income

Interest income at HCS decreased 69.3% during 2002 compared to the prior year reflecting less cash available for investment purposes and reduced interest rates. Interest income at HCS decreased $5.1 million (88.7%) during 2001 compared to 2000 as unexpended proceeds from HCS’s debt offering and from the initial $50 million in capital contributions were spent in developing and constructing the Shreveport Casino and were no longer available for investment. HCL earned additional interest income of $49,000, $128,000 and $212,000 during 2002, 2001 and 2000, respectively. HCL had cash available for investment purposes prior to its payment of $2.5 million to Sodak Gaming, Inc. during June 2001 in connection with HCL’s acquisition in 1999 of Sodak’s partnership interest in the Shreveport Casino.

Interest Expense

Interest expense increased by $1.4 million during 2002 compared to 2001 and by $15.4 million during 2001 compared to 2000. The 2002 increase is due primarily to the increase in HCS’s long-term indebtedness and to contingent interest incurred on the First Mortgage Notes and Senior Secured Notes. In June 2001, HCS retired the $27.5 million outstanding balance of certain lease financings with a portion of the proceeds from the issue of $39 million of Senior Secured Notes, which also provided additional working capital for the Shreveport Casino. The increase in overall borrowings coupled with a higher interest rate (an effective rate of 12.21% on the Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement) contributed to the increase in interest expense. The 2001 increase in interest expense compared to 2000 was primarily due to construction period interest no longer being capitalized and to the June 2001 increase in HCS’s long-term indebtedness previously noted. Interest capitalized on the First Mortgage Notes began in August 1999 and amounted to $11.8 million during 2000.

Interest expense also includes the amortization of deferred financing costs incurred in connection with the First Mortgage Notes, the Senior Secured Notes and, for periods prior to June 15, 2001, the lease financing. Such amortization amounted to $1.3 million, $1.4 million and $998,000, respectively, during 2002, 2001 and 2000. Contingent interest incurred with respect to the First Mortgage Notes and Senior Secured Notes amounted to $1.1 million, $387,000 and $77,000 during 2002, 2001 and 2000, respectively.

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

The Internal Revenue Service recently opened an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001 in which HCL was included.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. The allocation of this interest is reflected by HCL as a minority interest in Hollywood Casino Shreveport. Such interest, which commenced upon the opening of the Shreveport Casino, amounted to $1.5 million, $1.4 million and $78,000, respectively, during 2002, 2001 and the post-opening period of 2000 and is reflected as a reduction in arriving at net loss on the accompanying consolidated statements of operations of HCL.

Other Items—

Contingency

HCC previously was notified that the Division had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCL, HCS, and the Division entered into an agreement in which, among other things, HCS acknowledged no violation of law but agreed to pay to the Division the sum of $200,000. The agreement was approved by the LGCB in November 2002 and becomes effective only upon consummation of the announced merger of HCC and Penn National. If the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, HCS would aggressively defend against any such action.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Shreveport Casino experienced negative cash flow from operations during 2002 amounting to $4 million. Cash on hand, supplemented by additional capital contributions of $2.1 million in December 2002, were sufficient to offset the shortfall in the Shreveport Casino’s operating cash needs. Such cash was also utilized to pay for property additions of $1.5 million and distributions amounting to $1.5 million to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for their “complex net revenues” interest (see below).

The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino’s net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino’s earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”) between $25 million and $35 million, (2) 7% of the Shreveport Casino’s EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino’s EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $2.9 million during 2002, the payment of which was deferred. Under the indenture governing the First Mortgage Notes and Senior Secured Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

HCS I, Inc. and HCS II, Inc. have assumed HCL’s obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $1.5 million and incurred marine services fees of $360,000 under these agreements during 2002.

Financing Activities

HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide $230 million of the costs needed to develop, construct, equip and open the Shreveport Casino. Such project costs included financing costs of $7.3 million and a $5 million payment made in August 1999 to the City of New Orleans with respect to moving QNOV’s license to Shreveport. The $230 million also included a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. In addition, HCC subsequently made additional cash capital contributions of $5.9 million in December 2000 and $8.7 million in May 2001. In November 2002, HCL issued additional common stock to HWCC-Holdings, Inc. (“Holdings”), a wholly owned subsidiary of HCC not subject to restrictions on making investments under HCC’s loan agreements. The initial stock purchase in the amount of $250,000, together with a subsequent capital contribution of $1.8 million in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. Holdings may elect to make additional capital contributions subject to certain limitations (see “Liquidity and Capital Resources–Conclusion” below). Holdings contributed an aggregate of $800,000 to HCS through HCS I, Inc. and HCS II, Inc. subsequent to December 31, 2002 to assist HCS in making the February 1, 2003 interest payments with respect to the First Mortgage Notes and Senior Secured Notes (see “Liquidity and Capital Resources–Conclusion” below).

Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $836,000 during 2002, the payment of which has been deferred. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Total accrued contingent interest with respect to the First Mortgage Notes amounted to $1.2 million at December 31, 2002.

In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $219,000 during 2002, the payment of which has been deferred. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligations with the remainder available for working capital purposes. Total accrued contingent interest with respect to the Senior Secured Notes amounted to $297,000 at December 31, 2002.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $2 million during the year ended December 31, 2002, including percentage rentals amounting to $1.5 million. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming

Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5.6 million during 2002.

There are no significant scheduled maturities of long-term debt prior to 2006 at which time both the First Mortgage Notes and Senior Secured Notes become due.

Commitments under noncancellable operating leases, exclusive of the ground lease previously discussed, amount to $573,000 during 2003. Such commitments decrease steadily from $517,000 in 2004 to $140,000 in 2007 and total approximately $2.9 million over the remainder of the lease terms.

Capital Expenditures

Capital expenditures at the Shreveport Casino during 2002 amounted to $1.5 million. Management anticipates spending approximately $2.8 million during 2003 toward the Shreveport Casino’s ongoing program of capital improvements; however, such amount may be reduced in the event certain cash flow levels are not realized.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. The accompanying consolidated balance sheet at December 31, 2002 includes a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

Conclusion

HCC is currently restricted by the terms of its existing loan agreements from directly making any additional capital contributions to HCS. To the extent HCC desired to make additional contributions to HCS, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. However, Holdings, a subsidiary of HCC, is not restricted by the terms of HCC’s loan agreements. Holdings had approximately $32 million in cash on December 31, 2002 which is available for any corporate purpose, including making additional capital contributions to HCS. Absent the restrictions contained in the merger agreement with Penn National discussed below, HCC could direct Holdings to make additional capital contributions to HCS.

The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restrict HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed an aggregate of $800,000 subsequent to December 31, 2002 to assist HCS in making its interest payments. HCC is precluded from making additional capital contributions to HCS during the pendency of the merger transaction without the prior approval of Penn National. Although the merger is currently expected to close on March 3, 2003, it remains subject to, among other things, the consummation of Penn National’s merger financing. The merger agreement will terminate if all remaining conditions are not satisfied and the merger is not consummated by May 4, 2003, which deadline can be extended to August 7, 2003 under certain circumstances. Management currently estimates that HCS’s existing cash and cash from operations will be sufficient to meet its liquidity and capital resource needs through the outside closing date of the merger (i.e. August 7, 2003). While HCS has the flexibility under its existing bond indentures to borrow up to an additional $6 million to finance the purchase of furniture, fixtures and equipment, management believes it may have difficulty securing such financing. Given that HCS’s liquidity over the pendency of the merger is largely dependent on HCS’s operating performance, there can be no assurance that HCS will have sufficient funds to meet its operating and capital needs. As mentioned previously, HCC is precluded from funding any shortfall in HCS’s liquidity during the pendency of the merger without the prior approval of Penn National.

The current terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). If any holders of the First Mortgage Notes and Senior Secured Notes were to accept the Repurchase Offer, HCS would not have sufficient liquidity to fund the repurchase of such notes. While Penn National has funding available under its committed merger financing to fund the Repurchase Offer, it has publicly stated that it does not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. Without funding from Penn National, HCS will not have the ability to repurchase any notes tendered in the Repurchase Offer. Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions.

If the merger is consummated and Penn National does not (1) reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to waive the Repurchase Offer, (2) cause HCS to make the Repurchase Offer or (3) fund HCS’s repurchase of any notes tendered in the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

If the merger is consummated and holders of the First Mortgage Notes and Senior Secured Notes either waive or do not exercise their rights to tender their notes in the Repurchase Offer, then management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS.

In the event the merger agreement were to be terminated for whatever reason, HCS’s ability to fund its operating and capital needs over the next 24 months would likely require additional capital contributions from Holdings. While Holdings has the ability to utilize its remaining available cash balance of approximately $31.2 million for any purpose, HCC is not obligated to cause Holdings to make any additional contributions to HCS. HCC’s management will decide whether or not to make additional capital contributions to HCS based on the facts and circumstances at the time such additional capital contributions might be required. Consequently, there can be no assurance at this time that HCC will make additional capital contributions to HCS.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At December 31, 2002, the First Mortgage Notes and Senior Secured Notes had fair market values based on quoted market prices of $152,250,000 and $39,585,000, respectively. Subsequent to December 31, 2002, the price of the First Mortgage Notes and Senior Secured Notes suffered significant declines reducing their fair market values to $118,500,000 and $28,080,000, respectively.

Changes in the market interest rate would also impact the fair market value of HCS’s outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS’s debt securities of approximately $5.2 million.

ITEM 8.    INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Partners of Hollywood Casino Shreveport:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Shreveport (a Louisiana general partnership and formerly known as QNOV) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners’ capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Shreveport and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements under the caption “Liquidity Issues”, Hollywood Casino Shreveport may not be able to meet its financial obligations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 under the caption “Liquidity Issues”. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Dallas, Texas

February 21, 2003

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (NOTE 1)

	December 31, 2002	December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$21,625,000	$26,463,000
Accounts receivable, net of allowances of $881,000 and $534,000, respectively	2,301,000	2,110,000
Inventories	1,950,000	1,934,000
Prepaid expenses and other current assets	1,086,000	854,000

Total current assets	26,962,000	31,361,000

Property and Equipment:
Land improvements	1,665,000	1,665,000
Buildings and improvements	97,465,000	95,839,000
Riverboat	45,042,000	44,947,000
Furniture and equipment	48,098,000	46,891,000
Construction in progress	—	762,000

	192,270,000	190,104,000
Less—accumulated depreciation	(32,507,000)	(16,365,000)

	159,763,000	173,739,000

Other Assets:
Deferred financing costs, net	4,770,000	6,069,000
Other	373,000	865,000

Total other assets	5,143,000	6,934,000

	$191,868,000	$212,034,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (NOTE 1)

	December 31, 2002	December 31, 2001
Liabilities and Partners’ Deficiency
Current Liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	7,074,000	6,654,000
Accrued liabilities—
Salaries and wages	2,911,000	2,469,000
Interest	11,757,000	10,702,000
Gaming and other taxes	1,113,000	998,000
Insurance	1,591,000	1,894,000
Other	3,238,000	2,624,000
Due to affiliates	6,187,000	3,859,000
Other current liabilities	1,370,000	1,273,000

Total current liabilities	35,247,000	30,479,000

Long-Term Debt	189,905,000	190,099,000

Other Noncurrent Liabilities	288,000	155,000

Commitments and Contingencies (Note 7)
Partners’ Deficiency	(33,572,000)	(8,699,000)

	$191,868,000	$212,034,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Casino	$146,070,000	$144,334,000	$7,194,000
Rooms	9,279,000	8,754,000	302,000
Food and beverage	24,441,000	25,521,000	1,330,000
Other	2,473,000	3,412,000	74,000

	182,263,000	182,021,000	8,900,000
Less—promotional allowances	(35,907,000)	(38,153,000)	(1,146,000)

Net revenues	146,356,000	143,868,000	7,754,000

Expenses:
Casino	106,391,000	118,685,000	5,193,000
Rooms	2,229,000	2,452,000	88,000
Food and beverage	6,784,000	9,396,000	413,000
Other	2,916,000	3,433,000	143,000
General and administrative	10,349,000	13,480,000	321,000
Preopening and development	—	—	14,794,000
Depreciation and amortization	16,157,000	15,866,000	506,000
Impairment loss	179,000	—	—
Loss on early extinguishment of debt	—	843,000	—

Total expenses	145,005,000	164,155,000	21,458,000

Income (loss) from operations	1,351,000	(20,287,000)	(13,704,000)

Non-operating income (expense):
Interest income	200,000	652,000	5,795,000
Interest expense, net of capitalized interest of $11,814,000 in 2000	(26,744,000)	(25,350,000)	(9,991,000)
Write off investment in unconsolidated affiliate	(313,000)	—	—
Gain (loss) on disposal of assets	16,000	(26,000)	—

Total non-operating expense	(26,841,000)	(24,724,000)	(4,196,000)

Net loss	$(25,490,000)	$(45,011,000)	$(17,900,000)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’

CAPITAL (DEFICIENCY) (NOTE 1)

For the Three Years Ended December 31, 2002

	Former Partners(1)	HCS I, Inc.	HCS II, Inc.	Shreveport Paddle- wheels, L.L.C.	Totals
	(amounts in thousands)
Balances, January 1, 2000	$(5,000)	$40,760	$411	$2,000	$38,171
Capital contributions	—	9,176	93	—	9,269
Partnership distributions		(364)	(2)	—	(366)
Net loss	—	(17,721)	(179)	—	(17,900)

Balances, December 31, 2000	(5,000)	31,851	323	2,000	29,174
Capital contributions	—	8,588	87	—	8,675
Partnership distributions	—	(1,522)	(15)	—	(1,537)
Net loss	—	(44,561)	(450)	—	(45,011)

Balances, December 31, 2001	(5,000)	(5,644)	(55)	2,000	(8,699)
Capital contributions	—	2,060	21	—	2,081
Partnership distributions	—	(1,449)	(15)	—	(1,464)
Net loss	—	(25,235)	(255)	—	(25,490)

Balances, December 31, 2002	$(5,000)	$(30,268)	$(304)	$2,000	$(33,572)

(1)	Hilton New Orleans Corporation and New Orleans Paddlewheels, Inc. withdrew as partners and transferred their interests to HWCC-Louisiana, Inc., Sodak Louisiana, L.L.C. and Shreveport Paddlewheels, L.L.C. during September 1998. At the time of such transfer, all assets and liabilities of the joint venture had been distributed to the withdrawing partners with the exception of a $5,000,000 obligation to the City of New Orleans (see Note 1).

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(25,490,000)	$(45,011,000)	$(17,900,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including accretion of discount and amortization of premium	17,274,000	17,223,000	1,658,000
Impairment loss	179,000	—	—
Write off investment in unconsolidated affiliate	313,000	—	—
Loss on early extinguishment of debt	—	843,000	—
(Gain) loss on disposal of assets	(16,000)	26,000	—
Provision for doubtful accounts	444,000	1,021,000	90,000
Increase in accounts receivable	(635,000)	(2,280,000)	(941,000)
Increase (decrease) in accounts payable and accrued liabilities	1,643,000	(4,229,000)	10,250,000
Net change in affiliate balances	2,316,000	2,876,000	1,067,000
Net change in other current assets and liabilities	(151,000)	1,205,000	(668,000)
Net change in other noncurrent assets and liabilities	133,000	126,000	(523,000)

Net cash used in operating activities	(3,990,000)	(28,200,000)	(6,967,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497,000)	(4,993,000)	(116,117,000)
Proceeds from the disposal of assets	32,000	—	—
Investment in unconsolidated affiliate	—	(265,000)	(48,000)
Net change in cash restricted for construction project	—	9,530,000	137,780,000

Net cash (used in) provided by investing activities	(1,465,000)	4,272,000	21,615,000

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,170,000	35,000
Capital contributions	2,081,000	8,675,000	5,900,000
Repayments of long-term debt	(7,000)	(2,006,000)	(2,000)
Payments on capital lease obligations	—	(30,000,000)	—
Deferred financing costs	(5,000)	(2,296,000)	(1,955,000)
Partner distributions	(1,452,000)	(1,504,000)	(288,000)

Net cash provided by financing activities	617,000	13,039,000	3,690,000

Net (decrease) increase in cash and cash equivalents	(4,838,000)	(10,889,000)	18,338,000
Cash and cash equivalents at beginning of year	26,463,000	37,352,000	19,014,000

Cash and cash equivalents at end of year	$21,625,000	$26,463,000	$37,352,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Organization, History, Business and Basis of Presentation

Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC—Louisiana, Inc. (“HCL”), a Louisiana corporation which is ultimately wholly owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners.” QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the transfer of the license to HCL, Sodak and Paddlewheels to operate in Shreveport was structured as the acquisition of the interests of the former partners of QNOV. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) (see Note 3(a)).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee (see Note 7).

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to HWCC-Holdings, Inc. (“Holdings”), a wholly owned subsidiary of HCC which is not subject to certain restrictions on making investments under HCC’s existing loan agreements. The initial stock purchase in the amount of $250,000, together with subsequent capital contributions of $1,831,000 in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. Subsequent to year end, an additional $800,000 was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS—Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002. As of

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, capital contributions amounting to $313,000 had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. The stockholders of HCC approved the Merger Agreement on December 18, 2002. Subject to, among other things, the receipt of final regulatory approvals and the consummation of Penn National’s merger financing, the merger is currently expected to close on March 3, 2003.

Liquidity Issues—

HCC is currently restricted by the terms of its existing loan agreements from directly making any additional capital contributions to HCS. To the extent HCC desired to make additional contributions to HCS, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. However, Holdings, a subsidiary of HCC, is not restricted by the terms of HCC’s loan agreements. Holdings had approximately $32 million in cash on December 31, 2002 which is available for any corporate purpose, including making additional capital contributions to HCS. Absent the restrictions contained in the merger agreement with Penn National discussed below, HCC could direct Holdings to make additional capital contributions to HCS.

The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restrict HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed an aggregate of $800,000 subsequent to December 31, 2002 to assist HCS in making its interest payments. HCC is precluded from making additional capital contributions to HCS during the pendency of the merger transaction without the prior approval of Penn National. Although the merger is currently expected to close on March 3, 2003, it remains subject to, among other things, the consummation of Penn National’s merger financing. The merger agreement will terminate if all remaining conditions are not satisfied and the merger is not consummated by May 4, 2003, which deadline can be extended to August 7, 2003 under certain circumstances. Management currently estimates that HCS’s existing cash and cash from operations will be sufficient to meet its liquidity and capital resource needs through the outside closing date of the merger (i.e. August 7, 2003). While HCS has the flexibility under its existing bond indentures to borrow up to an additional $6 million to finance the purchase of furniture, fixtures and equipment, management believes it may have difficulty securing such financing. Given that HCS’s liquidity over the pendency of the merger is largely dependent on HCS’s operating performance, there can be no assurance that HCS will have sufficient funds to meet its operating and capital needs. As mentioned previously, HCC is precluded from funding any shortfall in HCS’s liquidity during the pendency of the merger without the prior approval of Penn National.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The current terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). If any holders of the First Mortgage Notes and Senior Secured Notes were to accept the Repurchase Offer, HCS would not have sufficient liquidity to fund the repurchase of such notes. While Penn National has funding available under its committed merger financing to fund the Repurchase Offer, it has publicly stated that it does not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. Without funding from Penn National, HCS will not have the ability to repurchase any notes tendered in the Repurchase Offer. Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions.

If the merger is consummated and Penn National does not (1) reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to waive the Repurchase Offer, (2) cause HCS to make the Repurchase Offer or (3) fund HCS’s repurchase of any notes tendered in the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

If the merger is consummated and holders of the First Mortgage Notes and Senior Secured Notes either waive or do not exercise their rights to tender their notes in the Repurchase Offer, then management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS.

In the event the merger agreement were to be terminated for whatever reason, HCS’s ability to fund its operating and capital needs over the next 24 months would likely require additional capital contributions from Holdings. While Holdings has the ability to utilize its remaining available cash balance of approximately $31.2 million for any purpose, HCC is not obligated to cause Holdings to make any additional contributions to HCS. HCC’s management will decide whether or not to make additional capital contributions to HCS based on the facts and circumstances at the time such additional capital contributions might be required. Consequently, there can be no assurance at this time that HCC will make additional capital contributions to HCS.

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Casino revenues, promotional allowances and departmental expenses—

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

Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the “cash back” feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. Promotional allowances for the years ended December 31, 2002, 2001 and 2000 consist of the following:

	2002	2001	2000
Complimentaries:
Room	$5,305,000	$4,586,000	$98,000
Food and beverage	18,419,000	19,026,000	1,005,000
Other	681,000	1,375,000	18,000
Customer loyalty programs	11,502,000	13,166,000	25,000

	$35,907,000	$38,153,000	$1,146,000

The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Rooms	$2,628,000	$2,631,000	$42,000
Food and beverage	19,271,000	22,217,000	1,276,000
Other	1,028,000	3,227,000	49,000

	$22,927,000	$28,075,000	$1,367,000

Cash and cash equivalents—

Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

Allowance for doubtful accounts—

The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $444,000, $1,021,000 and $90,000 were made during the years ended December 31, 2002, 2001 and 2000, respectively.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Inventories—

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment—

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

Deferred financing costs—

The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs amounted to $1,304,000, $1,362,000 and $998,000, respectively, during the years ended December 31, 2002, 2001 and 2000 and is included in interest expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $843,000 were written off during 2001 in connection with the reacquisition of outstanding obligations.

Long-lived assets—

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Except as noted below, HCS does not believe that any such impairment has occurred.

During the fourth quarter of 2002, HCS performed a review of certain of its non-depreciable long-lived assets for possible impairment including obtaining appraisals. As a result of such review, HCS recognized an impairment loss in the amount of $179,000 on the accompanying consolidated statement of operations for the year ended December 31, 2002 to reduce the recorded values of certain motion picture memorabilia to their estimated net realizable values.

Accrued insurance—

HCS is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCS’s ultimate liability may differ from the amounts accrued.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preopening and development costs—

Preopening and development costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to opening the project. Preopening costs are accounted for under the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Employee stock options—

HCS has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCL, as managing general partner of HCS, has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 5.

Income taxes—

HCS is a partnership and its tax attributes, including income and expense items, are passed through to its partners. Accordingly, the accompanying consolidated financial statements do not reflect state or federal income taxes.

Recent accounting pronouncements—

The Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) in June 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. HCS does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial statements.

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative transition methods for companies adopting the fair value based method of accounting for stock-based employee compensation and prescribes more prominent proforma disclosures on both an annual and interim reporting basis. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. HCS does not anticipate adopting the fair value based method of accounting for stock-based employee compensation; however, it plans to comply with the new disclosure requirements effective with the first quarter of 2003.

Reclassifications—

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

(3)  Long-term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following:

	December 31, 2002	December 31, 2001
13% First Mortgage Notes, with contingent interest, due 2006(a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $891,000 and $1,078,000, respectively (b)	39,891,000	40,078,000
Other	20,000	27,000

Total indebtedness	189,911,000	190,105,000
Less-current maturities	(6,000)	(6,000)

Total long-term debt	$189,905,000	$190,099,000

(a)	In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $836,000, $309,000 and $77,000 was incurred during the years ended December 31, 2002, 2001 and 2000, respectively. Accrued contingent interest amounted to $1,222,000 and $386,000 at December 31, 2002 and 2001, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than certain assets secured by the 13% Senior Secured Notes (see 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino’s interest in the principal agreements under which it was constructed and is currently operated and

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively.

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1—“Liquidity Issues”). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b)	In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $219,000 and $78,000 was incurred during the years ended December 31, 2002 and 2001, respectively. Accrued contingent interest amounted to $297,000 and $78,000 at December 31, 2002 and 2001, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligation (see Note 4) with the remainder available for working capital purposes.

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

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 3(a) and Note 1—”Liquidity Issues”).

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Scheduled payments of long-term debt as of December 31, 2002 are set forth below:

2003	$6,000
2004	8,000
2005	6,000
2006	189,000,000

$189,020,000

(4)  Leases

Capital Lease—

HCS entered into a financing lease agreement with third party lessors during 2000 for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 3(b)). Amortization expense during 2001 with respect to the assets acquired under the lease amounted to $2,438,000 through the termination date of the capital lease obligation (June 15, 2001). Amortization expense during the 2000 period subsequent to opening amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

Operating Leases—

In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $2,037,000, $2,011,000 and $213,000, respectively, for the years ended December 31, 2002, 2001 and 2000, including percentage rentals amounting to $1,464,000, $1,438,000 and $78,000, respectively. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

amounting to 3.225% and ..5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5,637,000, $5,603,000 and $304,000 during 2002, 2001 and 2000, respectively.

HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $2,627,000, $2,845,000 and $326,000, respectively, during the years ended December 31, 2002, 2001 and 2000.

Future minimum lease payments as of December 31, 2002 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2003	$573,000
2004	517,000
2005	385,000
2006	154,000
2007	140,000
Thereafter	1,107,000

$2,876,000

(5)  Stock Option Plan

Certain HCS employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 271,480 remain available for future grant as of December 31, 2002.

The 1996 Plan is administered by a committee of HCC’s Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2002 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2002 options to purchase 25,000 shares remain outstanding to employees of HCS at an exercise price of $8.75 per share. Such options outstanding have a remaining contractual life of 107 months.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the activity of the 1996 Plan with respect to HCS employees:

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options at beginning of year	25,000	$8.75	50,000	$2.50	50,000	$2.50
Options cancelled	—	—	(25,000)	2.50	—	—
Options granted	—	—	25,000	8.75	—	—
Options exercised	—	—	(25,000)	2.50	—	—

Outstanding options at end of year	25,000	$8.75	25,000	$8.75	50,000	$2.50

Exercisable options at end of year	5,000	$8.75	—	$—	12,500	$2.50

HCS has elected to apply Opinion 25 with respect to accounting for options to its employees. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss for the years ended December 31, 2002, 2001 and 2000 would have increased by approximately $18,000, $19,000 and $26,000, respectively.

The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants during the years ended December 31, 2002 or 2000. The assumptions applied for the year ended December 31, 2001 are set forth below:

Risk free interest rate	5.5%
Dividend yield	—
Expected life	5 years
Volatility	58.6%
Weighted average fair value	$3.66

(6)  Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC—Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

provided under the management agreement. Total management fees incurred amounted to $2,927,000, $2,878,000 and $156,000, respectively, for the years ended December 31, 2002, 2001 and 2000 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable amounting to $5,961,000 and $3,034,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2001. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

HCS also entered into a Technical Services Agreement with Shreveport Management to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimbursed Shreveport Management for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $888,000 for the year ended December 31, 2000.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“Greate Bay”) which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both December 31, 2002 and 2001. The Shreveport Casino also had a maintenance and support agreement with ACSC effective as of October 12, 2000 which provided for a monthly fee of $11,000 commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $47,000 during the period prior to March 19, 2002 and $401,000 for the year ended December 31, 2001. Unpaid charges of $12,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2001. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $360,000 during each of the years ended December 31, 2002 and 2001 and $12,000 during the year ended December 31, 2000 under the agreement. Unpaid charges of $30,000 are included in due to affiliates on the accompanying consolidated balance sheets at both December 31, 2002 and 2001.

(7)  Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$1,464,000, $1,438,000 and $78,000, respectively, during 2002, 2001 and 2000. Unpaid distributions of $123,000 and $111,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2001.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of available restaurant and entertainment space located on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Total rental income earned during the year ended December 31, 2002 amounted to $179,000. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, a principal stockholder and director of HCC, hold directly or indirectly an approximate 20% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. The accompanying consolidated balance sheets at December 31, 2002 and 2001 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCS and its subsidiaries (see Note 1—“Liquidity Issues”).

(8)  Louisiana Regulatory Matters

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. Louisiana law requires that HCS maintain its Owners’ License in order to operate. HCS’s Owner’s License was renewed by the LGCB through October 15, 2004. If it were determined that gaming laws were violated by a licensee, the gaming license held by the licensee could be limited, conditioned, suspended, or revoked. In addition, the licensee and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the consolidated operations of HCS.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, HCS, and the Division entered into an agreement in which, among other things, HCS acknowledged no violation of law but agreed to pay to the Division the sum of $200,000. The agreement was approved by the LGCB in November 2002 and becomes effective only upon consummation of the announced merger of HCC and Penn National. If the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, HCS would aggressively defend against any such action.

(9)  Employee Retirement Savings Plan

HCS participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCS matches a portion of the participating employees’ contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2002, 2001 and 2000, HCS expensed $133,000, $30,000 and $6,000, respectively, as company contributions to the plan.

(10)  Supplemental Cash Flow Information

HCS paid interest, net of amounts capitalized, totaling $24,572,000, $21,520,000 and $8,170,000, respectively, during the years ended December 31, 2002, 2001 and 2000. HCS paid no income taxes during any of the years ended December 31, 2002, 2001 or 2000.

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

(11)  Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents—The carrying amounts approximate fair value because of the short maturity of these instruments.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest payable—The carrying amounts of interest payable approximate fair value because of the short maturity of the obligation.

Long-term debt—The fair value of HCS’s long-term debt is estimated based on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCS for debt of similar remaining maturities. Subsequent to December 31, 2002, the price of the First Mortgage Notes and Senior Secured Notes suffered significant declines reducing their fair market values to $118,500,000 and $28,080,000, respectively.

The estimated carrying amounts and fair values of HCS’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$21,625,000	$21,625,000	$26,463,000	$26,463,000
Financial Liabilities:
Interest payable	11,757,000	11,757,000	$10,702,000	$10,702,000
13% First Mortgage Note	150,000,000	152,250,000	150,000,000	142,500,000
13% Senior Secured Notes	39,891,000	39,585,000	40,078,000	36,075,000
Other notes	20,000	22,000	27,000	29,000

(12)  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2002:
Net revenues	$38,217,000	$36,302,000	$36,780,000	$35,057,000
Net loss	$(4,118,000)	$(6,450,000)	$(7,267,000)	$(7,655,000)
Year Ended December 31, 2001:
Net revenues	$37,747,000	$35,992,000	$37,176,000	$32,953,000
Net loss	$(15,348,000)	$(15,637,000)	$(7,446,000)	$(6,580,000)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of HWCC—Louisiana, Inc.:

We have audited the accompanying consolidated balance sheets of HWCC—Louisiana, Inc. (the “Company”) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of HWCC—Louisiana, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements under the caption “Liquidity Issues”, the Company may not be able to meet its financial obligations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 under the caption “Liquidity Issues”. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Dallas, Texas

February 21, 2003

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (NOTE 1)

	December 31, 2002	December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$21,820,000	$26,609,000
Accounts receivable, net of allowances of $881,000 and $534,000, respectively	2,301,000	2,110,000
Inventories	1,950,000	1,934,000
Deferred income taxes	719,000	617,000
Prepaid expenses and other current assets	1,091,000	859,000

Total current assets	27,881,000	32,129,000

Property and Equipment:
Land improvements	1,665,000	1,665,000
Buildings and improvements	103,465,000	101,839,000
Riverboat	45,042,000	44,947,000
Furniture and equipment	48,098,000	46,891,000
Construction in progress	—	762,000

	198,270,000	196,104,000
Less—accumulated depreciation	(32,507,000)	(16,365,000)

	165,763,000	179,739,000

Other Assets:
Deferred financing costs, net	4,770,000	6,069,000
Note receivable	1,000,000	1,000,000
Other	373,000	865,000

Total other assets	6,143,000	7,934,000

	$199,787,000	$219,802,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (NOTE 1)

	December 31, 2002	December 31, 2001
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	7,074,000	6,654,000
Accrued liabilities—
Salaries and wages	2,911,000	2,469,000
Interest	11,757,000	10,702,000
Gaming and other taxes	1,113,000	998,000
Insurance	1,591,000	1,894,000
Other	3,238,000	2,624,000
Due to affiliates	6,064,000	3,748,000
Other current liabilities	1,370,000	1,273,000

Total current liabilities	35,124,000	30,368,000

Long-Term Debt	189,905,000	190,099,000

Deferred Income Taxes	719,000	617,000

Other Noncurrent Liabilities	288,000	155,000

Commitments and Contingencies (Note 8)
Minority Interest (Note 8)	2,123,000	2,111,000

Shareholders’ Deficit:
Common stock, $1 par value per share, 1,000,000
shares authorized, 1,010 and 1,000 shares issued
and outstanding, respectively	1,000	1,000
Additional paid-in capital	68,481,000	66,400,000
Accumulated deficit	(96,854,000)	(69,949,000)

Total shareholders’ deficit	(28,372,000)	(3,548,000)

	$199,787,000	$219,802,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Casino	$146,070,000	$144,334,000	$7,194,000
Rooms	9,279,000	8,754,000	302,000
Food and beverage	24,441,000	25,521,000	1,330,000
Other	2,473,000	3,412,000	74,000

	182,263,000	182,021,000	8,900,000
Less—promotional allowances	(35,907,000)	(38,153,000)	(1,146,000)

Net revenues	146,356,000	143,868,000	7,754,000

Expenses:
Casino	106,391,000	118,685,000	5,193,000
Rooms	2,229,000	2,452,000	88,000
Food and beverage	6,784,000	9,396,000	413,000
Other	2,916,000	3,433,000	143,000
General and administrative	10,349,000	13,675,000	587,000
Preopening and development	—	—	14,794,000
Depreciation and amortization	16,157,000	15,866,000	506,000
Impairment loss	179,000	—	—
Loss on early extinguishment of debt	—	843,000	—

Total expenses	145,005,000	164,350,000	21,724,000

Income (loss) from operations	1,351,000	(20,482,000)	(13,970,000)

Non-operating income (expense):
Interest income	249,000	780,000	6,007,000
Interest expense, net of capitalized interest of $11,814,000 in 2000	(26,744,000)	(25,350,000)	(9,991,000)
Write off investment in unconsolidated affiliate	(313,000)	—	—
Gain (loss) on disposal of assets	16,000	(26,000)	—

Total non-operating expense	(26,792,000)	(24,596,000)	(3,984,000)

Loss before minority interest	(25,441,000)	(45,078,000)	(17,954,000)
Minority interest in Hollywood Casino Shreveport (Note 8)	(1,464,000)	(1,438,000)	(78,000)

Net loss	$(26,905,000)	$(46,516,000)	$(18,032,000)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY (DEFICIT) (NOTE 1)

For the Three Years Ended December 31, 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
BALANCES, January 1, 2000	1,000	$1,000	$51,400,000	$(5,401,000)
Capital contributions	—	—	6,325,000	—
Net loss	—	—	—	(18,032,000)

BALANCES, December 31, 2000	1,000	1,000	57,725,000	(23,433,000)
Capital contributions	—	—	8,675,000	—
Net loss	—	—	—	(46,516,000)

BALANCES, December 31, 2001	1,000	1,000	66,400,000	(69,949,000)
Issuance of common stock	10	—	250,000	—
Capital contributions	—	—	1,831,000	—
Net loss	—	—	—	(26,905,000)

BALANCES, December 31, 2002	1,010	$1,000	$68,481,000	$(96,854,000)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(26,905,000)	$(46,516,000)	$(18,032,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including accretion of discount and amortization of premium	17,274,000	17,224,000	1,594,000
Impairment loss	179,000	—	—
Write off investment in unconsolidated affiliate	313,000	—	—
Loss on early extinguishment of debt	—	843,000	—
(Gain) loss on disposal of assets	(16,000)	26,000	—
Minority interest in Hollywood Casino Shreveport	1,464,000	1,438,000	78,000
Provision for doubtful accounts	444,000	1,021,000	90,000
Increase in accounts receivable	(635,000)	(2,255,000)	(966,000)
Increase (decrease) in accounts payable and accrued liabilities	1,643,000	(4,244,000)	10,250,000
Net change in affiliate balances	2,316,000	2,876,000	963,000
Net change in other current assets and liabilities	(151,000)	1,203,000	(671,000)
Net change in other noncurrent assets and liabilities	133,000	126,000	(523,000)

Net cash used in operating activities	(3,941,000)	(28,258,000)	(7,217,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497,000)	(4,993,000)	(116,117,000)
Proceeds from disposal of assets	32,000	—	—
Net change in cash restricted for construction project	—	9,530,000	137,780,000
Investment in unconsolidated affiliate	—	(265,000)	(48,000)

Net cash (used in) provided by investing activities	(1,465,000)	4,272,000	21,615,000

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,170,000	35,000
Proceeds from issuance of common stock	250,000	—	—
Capital contributions	1,831,000	8,675,000	5,900,000
Repayments of long-term debt	(7,000)	(2,006,000)	(2,000)
Payments on capital lease obligations	—	(30,000,000)	—
Payment to Sodak Gaming, Inc.	—	(2,499,000)	—
Limited partner distributions	(1,452,000)	(1,405,000)	—
Deferred financing costs	(5,000)	(2,296,000)	(1,955,000)

Net cash provided by financing activities	617,000	10,639,000	3,978,000

Net (decrease) increase in cash and cash equivalents	(4,789,000)	(13,347,000)	18,376,000
Cash and cash equivalents at beginning of year	26,609,000	39,956,000	21,580,000

Cash and cash equivalents at end of year	$21,820,000	$26,609,000	$39,956,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Organization, History, Business and Basis of Presentation

HWCC—Louisiana, Inc. (“HCL”) is a Louisiana corporation approximately 99%-owned by Hollywood Casino Corporation (“HCC”) and 1%-owned by HWCC-Holdings, Inc. (“Holdings”), which is a wholly owned subsidiary of HCC. HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL’s initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. (“Sodak”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”) acquired the interests of Queen of New Orleans at the Hilton Joint Venture (“QNOV”). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the “LGCB”) to move their licensed site to the City of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s partners. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport (“HCS”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee (see Note 8).

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS’s current license to operate the Shreveport Casino expires on October 15, 2004.

When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the city in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV’s former partners agreed to pay $5,000,000 to the city and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) (see Note 3(a)). HCL has treated this $5,000,000 as part of the

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

cost of acquiring their interest in HCS and has included the cost in property and equipment on the accompanying consolidated balance sheets.

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

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to Holdings, a wholly owned subsidiary of HCC which is not subject to certain restrictions on making investments under HCC’s existing loan agreements. The initial stock purchase in the amount of $250,000, together with subsequent capital contributions of $1,831,000 in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. Subsequent to year end, an additional $800,000 was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

The accompanying consolidated financial statements include the accounts of HCS—Golf Course, LLC (“Golf”), a wholly owned subsidiary of HCS. Golf, a Delaware corporation, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002. As of December 31, 2001, capital contributions amounting to $313,000 had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCL estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC will become a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC. The stockholders of HCC approved the Merger Agreement on December 18, 2002. Subject to, among other things, the receipt of final regulatory approvals and the consummation of Penn National’s merger financing, the merger is currently expected to close on March 3, 2003.

Liquidity Issues—

HCC is currently restricted by the terms of its existing loan agreements from directly making any additional capital contributions to HCS. To the extent HCC desired to make additional contributions to HCS, HCC would currently be required to obtain a waiver from a majority of the holders of its $360 million in outstanding Senior Secured Notes. However, Holdings, a subsidiary of HCC, is not restricted by the terms of HCC’s loan agreements. Holdings had approximately $32 million in cash on December 31, 2002 which is available for any corporate purpose, including making additional capital contributions to HCS. Absent the restrictions contained in the merger agreement with Penn National discussed below, HCC could direct Holdings to make additional capital contributions to HCS.

The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restrict HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed an aggregate of $800,000 subsequent to December 31, 2002 to assist HCS in making its interest payments. HCC is precluded from making additional capital contributions to HCS during the pendency of the merger transaction without the prior approval of Penn National. Although the merger is currently expected to close on March 3, 2003, it remains subject to, among other things, the consummation of Penn National’s merger financing. The merger agreement will terminate if all remaining conditions are not satisfied and the merger is not consummated by May 4, 2003, which deadline can be extended to August 7, 2003 under certain circumstances. Management currently estimates that HCS’s existing cash and cash from operations will be sufficient to meet its liquidity and capital resource needs through the outside closing date of the merger (i.e. August 7, 2003). While HCS has the flexibility under its existing bond indentures to borrow up to an additional $6 million to finance the purchase of furniture, fixtures and equipment, management believes it may have difficulty securing such financing. Given that HCS’s liquidity over the pendency of the merger is largely dependent on

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

HCS’s operating performance, there can be no assurance that HCS will have sufficient funds to meet its operating and capital needs. As mentioned previously, HCC is precluded from funding any shortfall in HCS’s liquidity during the pendency of the merger without the prior approval of Penn National.

The current terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). If any holders of the First Mortgage Notes and Senior Secured Notes were to accept the Repurchase Offer, HCS would not have sufficient liquidity to fund the repurchase of such notes. While Penn National has funding available under its committed merger financing to fund the Repurchase Offer, it has publicly stated that it does not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. Without funding from Penn National, HCS will not have the ability to repurchase any notes tendered in the Repurchase Offer. Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions.

If the merger is consummated and Penn National does not (1) reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to waive the Repurchase Offer, (2) cause HCS to make the Repurchase Offer or (3) fund HCS’s repurchase of any notes tendered in the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

If the merger is consummated and holders of the First Mortgage Notes and Senior Secured Notes either waive or do not exercise their rights to tender their notes in the Repurchase Offer, then management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS.

In the event the merger agreement were to be terminated for whatever reason, HCS’s ability to fund its operating and capital needs over the next 24 months would likely require additional capital contributions from Holdings. While Holdings has the ability to utilize its remaining available cash balance of approximately $31.2 million for any purpose, HCC is not obligated to cause Holdings to make any additional contributions to HCS. HCC’s management will decide whether or not to make additional capital contributions to HCS based on the facts and circumstances at the time such additional capital contributions might be required. Consequently, there can be no assurance at this time that HCC will make additional capital contributions to HCS.

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

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Casino revenues, promotional allowances and departmental expenses—

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

Promotional allowances consist of (1) the estimated value of rooms, food and beverage and other items provided to customers without charge and (2) the “cash back” feature of customer loyalty programs. The estimated value of complimentaries has been included in revenues on the accompanying consolidated statements of operations and a corresponding amount has been deducted as promotional allowances. Promotional allowances for the years ended December 31, 2002, 2001 and 2000 consist of the following:

	2002	2001	2000
Complimentaries:
Room	$5,305,000	$4,586,000	$98,000
Food and beverage	18,419,000	19,026,000	1,005,000
Other	681,000	1,375,000	18,000
Customer loyalty programs	11,502,000	13,166,000	25,000

	$35,907,000	$38,153,000	$1,146,000

The costs of complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Rooms	$2,628,000	$2,631,000	$42,000
Food and beverage	19,271,000	22,217,000	1,276,000
Other	1,028,000	3,227,000	49,000

	$22,927,000	$28,075,000	$1,367,000

Cash and cash equivalents—

Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as treasury bills and fixed repurchase agreements.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Allowance for doubtful accounts—

The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $444,000, $1,021,000 and $90,000 were made during the years ended December 31, 2002, 2001 and 2000, respectively.

Inventories—

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Property and equipment—

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

Deferred financing costs—

The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been deferred and are being amortized over the term of the related debt issues using either the effective interest method or, where appropriate, the straight-line method approximating the effective interest method. Amortization of such costs amounted to $1,304,000, $1,362,000 and $998,000, respectively, during the years ended December 31, 2002, 2001 and 2000 and is included in interest expense on the accompanying consolidated statements of operations. Deferred financing costs, net of accumulated amortization, amounting to $843,000 were written off during 2001 in connection with the reacquisition of outstanding obligations.

Long-lived assets—

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Except as noted below, HCL does not believe that any such impairment has occurred.

During the fourth quarter of 2002, HCL performed a review of certain of its non-depreciable long-lived assets for possible impairment including obtaining appraisals. As a result of such review, HCL recognized an impairment loss in the amount of $179,000 on the accompanying consolidated statement of

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

operations for the year ended December 31, 2002 to reduce the recorded values of certain motion picture memorabilia to their estimated net realizable values.

Accrued insurance—

HCL is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, HCL’s ultimate liability may differ from the amounts accrued.

Preopening and development costs—

Preopening and development costs include, among other things, organizational costs, marketing and promotional costs, hiring and training of new employees and other operating costs incurred prior to opening the project. Preopening costs are accounted for under the provisions of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” issued by the American Institute of Certified Public Accountants which requires that such costs be expensed as incurred.

Employee stock options—

HCL has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income as if the fair value based method of accounting under SFAS 123 had been applied. HCL has elected to account for employee-based compensation under Opinion 25 with the requisite additional disclosures included in Note 6.

Income taxes—

HCL is included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL’s provision for taxes is based on the amount of tax that would be provided if a separate federal income tax return were to be filed.

Recent accounting pronouncements—

The Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) in June 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. HCL does not expect the adoption of SFAS 143 to have a material effect on its consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when incurred. Current literature requires that

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

these costs be expensed when management commits to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HCL does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an Amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative transition methods for companies adopting the fair value based method of accounting for stock-based employee compensation and prescribes more prominent proforma disclosures on both an annual and interim reporting basis. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. HCL does not anticipate adopting the fair value based method of accounting for stock-based employee compensation; however, it plans to comply with the new disclosure requirements effective with the first quarter of 2003.

Reclassifications—

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2002 consolidated financial statement presentation.

(3)  Long-term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following:

	December 31, 2002	December 31, 2001

13% First Mortgage Notes, with contingent interest, due 2006(a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $891,000 and $1,078,000, respectively (b)	39,891,000	40,078,000
Other	20,000	27,000

Total indebtedness	189,911,000	190,105,000
Less-current maturities	(6,000)	(6,000)

Total long-term debt	$189,905,000	$190,099,000

(a)	In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $836,000, $309,000 and $77,000 was incurred during the years ended December 31, 2002, 2001 and 2000, respectively. Accrued contingent interest amounted to $1,222,000 and $386,000 at December 31, 2002 and 2001, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than certain assets secured by the Senior Secured Notes (see 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino’s interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively.

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1–”Liquidity Issues”). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b)	In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $219,000 and $78,000 was incurred during the years ended December 31, 2002 and 2001, respectively. Accrued contingent interest amounted to $297,000 and $78,000 at December 31, 2002 and 2001, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s capital lease obligation (see Note 4) with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (see 3(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (see 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see 3(a) and Note 1–”Liquidity Issues”).

Scheduled payments of long-term debt as of December 31, 2002 are set forth below:

2003	$6,000
2004	8,000
2005	6,000
2006	189,000,000

$189,020,000

(4)  Leases

Capital Lease—

HCS entered into a financing lease agreement with third party lessors during 2000 for $30,000,000 to acquire furniture, fixtures and equipment for the Shreveport Casino. During the construction period, HCS paid only interest on outstanding borrowings together with a fee of .5% per annum on the undrawn portion of the $30,000,000. Effective with the opening of the Shreveport Casino, the outstanding borrowings became payable in equal quarterly installments plus interest at LIBOR plus 4%. The lease was treated as a capital lease for financial reporting purposes. Borrowings under the lease were collateralized by the furniture, fixture and equipment purchased. The lease was retired in June 2001 with a portion of the proceeds from the Senior Secured Notes (see Note 3(b)). Amortization expense during 2001 with respect to the assets acquired under the lease amounted to $2,438,000 through the termination date of the capital lease obligation (June 15, 2001). Amortization expense during the 2000 period subsequent to opening amounted to $172,000. No revisions were made to the carrying value or the estimated useful lives of the assets as a result of the satisfaction and discharge of the capital lease obligation.

Operating Leases—

In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $2,037,000, $2,011,000 and $213,000, respectively, for the years ended December 31, 2002, 2001 and 2000, including percentage rentals amounting to $1,464,000, $1,438,000 and $78,000, respectively. Costs incurred under the ground lease during the construction period were capitalized. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $5,637,000, $5,603,000 and $304,000 during 2002, 2001 and 2000, respectively.

HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $2,627,000, $2,845,000 and $326,000, respectively, during the years ended December 31, 2002, 2001 and 2000.

Future minimum lease payments as of December 31, 2002 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2003	$573,000
2004	517,000
2005	385,000
2006	154,000
2007	140,000
Thereafter	1,107,000

$2,876,000

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)  Income Taxes

HCL’s benefit for income taxes consists of the following:

	Year Ended December 31,
	2002	2001	2000
Deferred benefit:
Federal	$9,237,000	$13,986,000	$5,623,000
State	2,121,000	3,561,000	1,442,000
Change in valuation allowance	(11,358,000)	(17,547,000)	(7,065,000)

	$—	—	$—

A reconciliation between the calculated tax benefit on losses based on the statutory rates in effect and the effective tax rates for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,
	2002	2001	2000
Calculated income tax benefit	$9,417,000	$15,815,000	$6,131,000
Valuation allowance change	(11,358,000)	(17,547,000)	(7,065,000)
State income taxes, net of federal provision	1,379,000	2,350,000	952,000
Other	562,000	(618,000)	(18,000)

Tax benefit as shown on statement of operations	$—	$—	$—

Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for the amortization of preopening costs, the capitalization of interest, impairment losses and other accruals.

At December 31, 2002, HCL has net operating loss carryforwards (“NOL’s”) for federal income tax purposes totaling approximately $102,959,000 which do not begin to expire until the year 2012. HCL also has tax credits available amounting to $134,000 which do not begin to expire until 2021. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of such NOL’s and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the near-term expectation of taxable losses, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of HCL’s net deferred tax asset are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$41,390,000	$27,276,000
Preopening expenses	3,356,000	4,722,000
Allowance for doubtful accounts	354,000	221,000
Other liabilities and accruals	2,601,000	2,219,000
Impairment loss	72,000	—
Other	134,000	67,000

Total deferred tax assets	47,907,000	34,505,000
Deferred tax liabilities:
Depreciation and amortization	(9,845,000)	(7,801,000)

Net deferred tax asset	38,062,000	26,704,000
Valuation allowance	(38,062,000)	(26,704,000)

	$—	$—

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

The Internal Revenue Service recently opened an examination of the consolidated federal income tax returns of HCC for the years 1999 through 2001 in which HCL was included.

(6)  Stock Option Plan

Certain HCS employees have been granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan provides for the granting of nonqualified stock options and incentive stock options that are intended to qualify for the special tax treatment under the Internal Revenue Code and also provides for the granting of restricted stock. The 1996 Plan provides for the granting of 3,000,000 shares of Class A Common Stock of which 271,480 remain available for future grant as of December 31, 2002.

The 1996 Plan is administered by a committee of HCC’s Board of Directors. Options granted under the 1996 Plan become vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who are executive officers, directors or 10% or greater shareholders of the company may not be less than six months) and may be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

shares may be awarded to any individual during any fiscal year and incentive stock options are subject to a $100,000 calendar year limitation. All options granted through December 31, 2002 under the 1996 Plan have been granted at an exercise price equal to the fair market value as of the date of the grant. As of December 31, 2002, options to purchase 25,000 shares remain outstanding to employees of HCS at an exercise price of $8.75 per share. Such options outstanding have a remaining contractual life of 107 months.

The following table sets forth the activity of the 1996 Plan with respect to HCS employees:

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding options at beginning of year	25,000	$8.75	50,000	$2.50	50,000	$2.50
Options cancelled	—	—	(25,000)	2.50	—	—
Options granted	—	—	25,000	8.75	—	—
Options exercised	—	—	(25,000)	2.50	—	—

Outstanding options at end of year	25,000	$8.75	25,000	$8.75	50,000	$2.50

Exercisable options at end of year	5,000	$8.75	—	—	12,500	$2.50

HCL has elected to apply Opinion 25 with respect to accounting for options to employees of HCS. Based on such election, no compensation expense has been recognized in the accompanying consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with SFAS 123, the net loss for the years ended December 31, 2002, 2001 and 2000 would have increased by approximately $18,000, $19,000 and $26,000, respectively.

The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants during the years ended December 31, 2002 or 2000. The assumptions applied for the year ended December 31, 2001 are set forth below:

Risk free interest rate	5.5%
Dividend yield	—
Expected life	5 years
Volatility	58.6%
Weighted average fair value	$3.66

(7)  Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC—Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2,927,000, $2,878,000 and $156,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable of $5,961,000 and $3,034,000, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2001. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

HCS also entered into a Technical Services Agreement with Shreveport Management to provide certain construction and project supervision services prior to the opening of the Shreveport Casino. HCS reimbursed Shreveport Management for expenses incurred in connection with services provided under the Technical Services Agreement. Such costs amounted to $888,000 for the year ended December 31, 2000.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“Greate Bay”) which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying consolidated balance sheets at both December 31, 2002 and 2001. The Shreveport Casino also had a maintenance and support agreement with ACSC effective as of October 12, 2000 which provided for a monthly fee of $11,000 commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $47,000 during the period prior to March 19, 2002 and $401,000 for the year ended December 31, 2001. Unpaid charges of $12,000 are included in due to affiliates on the accompanying consolidated balance sheet at December 31, 2001. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $360,000 during each of the years ended December 31, 2002 and 2001 and $12,000 during the year ended December 31, 2000 under the agreement. Unpaid charges of $30,000 are included in due to affiliates on the accompanying consolidated balance sheets at both December 31, 2002 and 2001.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)  Commitments and Contingencies

HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 is included in minority interest on the accompanying consolidated balance sheets of HCL at both December 31, 2002 and 2001. Interest on the loan to Paddlewheels accrues at the prime interest rate and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principle on the loan is due to be repaid on December 20, 2010.

Paddlewheels was also given credit for an additional $1,000,000 capital contribution at the time construction financing was obtained and the $5,000,000 liability described in Note 1 was paid. Such credit was in recognition of guarantees provided by an affiliate of Paddlewheels necessary to obtain LGCB approval for the Shreveport Casino. The additional $1,000,000 credit to Paddlewheels’s capital account results in an additional $1,000,000 minority interest on HCL’s consolidated balance sheets and has been treated as an additional project cost.

For so long as it remains a joint venture partner in HCS, Paddlewheels will receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels are reflected as minority interest in Hollywood Casino Shreveport on the accompanying consolidated statements of operations in the amounts of $1,464,000, $1,438,000 and $78,000, respectively, for the years ended December 31, 2002, 2001 and 2000. Unpaid distributions amounting to $123,000 and $111,000, respectively, are included in minority interest on the accompanying consolidated balance sheets at December 31, 2002 and 2001.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of available restaurant and entertainment space located on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Total rental income earned during the year ended December 31, 2002 amounted to $179,000. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, a principal stockholder and director of HCC, hold directly or indirectly an approximate 20% interest. These relatives, as well as certain other associates of the principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility’s opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. The accompanying consolidated balance sheets at December 31, 2002 and 2001 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCL and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCL and its subsidiaries(see Note 1—“Liquidity Issues”).

(9)  Louisiana Regulatory Matters

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. Louisiana law requires that HCS maintain its Owners’ License in order to operate. HCS’s Owner’s License was renewed by the LGCB through October 15, 2004. If it were determined that gaming laws were violated by a licensee, the gaming license held by the licensee could be limited, conditioned, suspended, or revoked. In addition, the licensee and other persons involved could be subject to substantial fines. Limitation or conditioning or suspension of any gaming license could, and revocation would, have a materially adverse affect on the consolidated operations of HCS.

HCC previously was notified that the Louisiana State Police, Casino Gaming Division (the “Division”) had set a hearing regarding testimony of a third party given in a court proceeding which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC, to representatives of the Division. Prior to such a hearing, HCC’s Louisiana licensee subsidiary, HCS, and the Division entered into an agreement in which, among other things, HCS acknowledged no violation of law but agreed to pay to the Division the sum of $200,000. The agreement was approved by the LGCB in November 2002 and becomes effective only upon consummation of the announced merger of HCC and Penn National. If the merger is not consummated, the respective parties to the agreement will be in the same position they were in prior to entering into the agreement and, absent another settlement, a hearing on the subject matters would likely proceed. In such event, while statutory authority provides that a hearing officer at such a hearing may impose a penalty on HCS and/or suspend, revoke or restrict its license, HCS would aggressively defend against any such action.

(10)  Employee Retirement Savings Plan

HCS participates in a retirement savings plan under Section 401(k) of the Internal Revenue Code sponsored by HCC which covers all of its employees who meet certain eligibility requirements as to age and period of employment. The plan allows employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis. HCS matches a portion of the participating employees’ contributions to the plan and may, from time to time, make additional discretionary contributions. For the years ended December 31, 2002,

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2001 and 2000, HCS expensed $133,000, $30,000 and $6,000, respectively, as company contributions to the plan.

(11)  Supplemental Cash Flow Information

HCL paid interest, net of amounts capitalized, totaling $24,572,000, $21,520,000 and $8,170,000, respectively, during the years ended December 31, 2002, 2001 and 2000. HCS paid no income taxes during any of the years ended December 31, 2002, 2001 or 2000.

During 2000, HCC made non-cash capital contributions to HCL in the amount of $425,000 consisting of the assumption of certain liabilities.

During 2000, HCS obtained proceeds under capital lease obligations amounting to $30,000,000 used to purchase fixed assets during the construction period (Note 4).

In connection with the acquisition of Sodak during April 1999 (see Note 1), a contingent liability in the amount of $2,499,000 was incurred. The contingent liability was converted to a note payable and was paid during 2001. The recording of the note was excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 2000 as a non-cash transaction.

(12)  Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents—The carrying amounts approximate fair value because of the short maturity of these instruments.

Interest payable—The carrying amounts of interest payable approximate fair value because of the short maturity of the obligation.

Note receivable—The carrying amount approximates fair value because the note has a floating interest rate; accordingly the discounted cash flow of future payments equals the carrying amount.

Long-term debt—The fair value of HCS’s long-term debt is estimated based on either the quoted market price of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to HCS for debt of similar remaining maturities. Subsequent to December 31, 2002, the price of the First Mortgage Notes and Senior Secured Notes suffered significant declines reducing their fair market values to $118,500,000 and $28,080,000, respectively.

HWCC - LOUISIANA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The estimated carrying amounts and fair values of HCL’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$21,820,000	$21,820,000	$26,609,000	$26,609,000
Note receivable	1,000,000	1,000,000	1,000,000	1,000,000
Financial Liabilities:
Interest payable	$11,757,000	$11,757,000	$10,702,000	$10,702,000
13% First Mortgage Note	150,000,000	152,500,000	150,000,000	142,500,000
13% Senior Secured Notes	39,891,000	39,585,000	40,078,000	36,075,000
Other notes	20,000	22,000	27,000	29,000

(13)  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
Year Ended December 31, 2002:
Net revenues	$38,217,000	$36,302,000	$36,780,000	$35,057,000

Net loss	$(4,541,000)	$(6,748,000)	$(7,623,000)	$(7,993,000)

Year Ended December 31, 2001:
Net revenues	$37,747,000	$35,992,000	$37,176,000	$32,953,000

Net loss	$(15,728,000)	$(16,002,000)	$(7,838,000)	$(6,948,000)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HCS and HCL had no disagreements with their independent accountants to report under this item.

ITEM 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this annual report (the “Evaluation Date”), HCL and HCS (the “Companies”) carried out an evaluation, under the supervision of the Companies’ management, including their Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies’ “disclosure controls and procedures” as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Companies’ Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Companies’ disclosure controls and procedures are effective in timely alerting them to material information relating to the Companies and their consolidated subsidiaries required to be included in their periodic filings with the Securities and Exchange Commission. There have not been any significant changes in the Companies’ internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.  Financial Statements

The financial statements filed as part of this report are listed on the Index to Financial Statements on page 27.

2.  Financial Statement Schedules

Hollywood Casino Shreveport

—Independent Auditors’ Report

—Schedule II; Valuation and Qualifying Accounts

HWCC-Louisiana, Inc.

—Independent Auditors’ Report

—Schedule II; Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.  Exhibits

##2.1—	Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)
###3.1—	Amended and Restated Joint Venture Agreement by and among Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998. (Exhibit 10.1)
###3.2—	September 1998 Amendment to the July Amended and Restated Joint Venture Agreement. (Exhibit 10.2)
+++3.3—	Third Amended and Restated Joint Venture Agreement of Hollywood Casino Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)
+++3.4—	August 1999 Amendment to Third Amended and Restated Joint Venture Agreement between Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)
+++3.5—	Articles of incorporation of Shreveport Capital Corporation. (Exhibit 3.3)
+++3.6—	Bylaws of Shreveport Capital Corporation. (Exhibit 3.4)
+++3.7—	Articles of incorporation of HWCC-Louisiana, Inc. (Exhibit 3.5)
+++3.8—	Bylaws of Hollywood Casino—Lake Charles, Inc. (now known as HWCC-Louisiana, Inc. (Exhibit 3.6)
+++3.9—	Articles of incorporation of HCS I, Inc. (Exhibit 3.7)
+++3.10—	Bylaws of HCS I, Inc. (Exhibit 3.8)
+++3.11—	Articles of incorporation of HCS II, Inc. (Exhibit 3.9)
+++3.12—	Bylaws of HCS II, Inc. (Exhibit 3.10)
+4.1—

Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation (“SCC”) as Co-Issuers, and HWCC-Louisiana, Inc. (“HCL”), HCS I, Inc. and HCS II, Inc., as Guarantors, and State Street Bank and Trust Company, as Trustee, dated as of August 10, 1999. (Exhibit 4.1)

+4.2—	Registration Rights Agreement, dated as of August 10, 1999, by and among Hollywood Casino Shreveport, SCC, the Guarantors named therein and the Initial Purchasers. (Exhibit 4.2)
+4.3—	Collateral Assignment of Contracts and Documents dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
+4.4—	Security Agreement dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)
+4.5—	Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS I, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.5)
+4.6—

Cash Collateral and Disbursement Agreement dated August 10, 1999 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)

#4.7—

First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Exhibit 4.24)

+4.8—	Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)
+4.9—	Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)
+4.10—	Security Agreement—Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)
+4.11—	Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)
+4.12—	Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)
+4.13—	First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)
++++4.14—	Indenture among Hollywood Casino Shreveport and Shreveport Capital Corporation (“SCC”) as Issuers and State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Exhibit 4.1)
++++4.15—	Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino Shreveport and SCC and the Initial Purchasers. (Exhibit 4.2)
++++4.16—	Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)
++++4.17—	Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)
++++4.18—	Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee. (Exhibit 4.5)
++++4.19—

Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001. (Exhibit 4.6)

++++4.20—

Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Exhibit 4.7)

+10.1—

Amended and Restated Federal Income Tax Sharing Agreement dated August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HCT, Golf, HCA, HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)

++10.2—	Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)
+10.3—	Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)

+10.4—

Compromise Agreement, dated September 15, 1998, by and among Hilton New Orleans Corporation, New Orleans Paddlewheels, Inc., Queen of New Orleans at the Hilton Joint Venture and the City of New Orleans. (Exhibit 10.7)

+10.5—

Loan and Settlement Agreement, dated January 16, 1998, by and among New Orleans Paddlewheels, Inc., Shreveport Paddlewheels, L.L.C., HCL, Sodak Louisiana L.L.C. and Hilton New Orleans Corporation. (Exhibit 10.11)

+10.6—	Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12)
+10.7—	Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV. (Exhibit 10.13)
+10.8—	Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)
+10.9—	Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18)
+10.10—	Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)
+10.11—	Promissory note dated August 10, 1999 in the original principal amount of $1,000,000 made by Shreveport Paddlewheels, L.L.C., as Borrower to HCL, as Lender. (Exhibit 10.20)
+10.12—	Security Agreement dated August 10, 1999 made by Shreveport Paddlewheels, L.L.C., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)
+10.13—	Guaranty Agreement dated August 10, 1999 made by New Orleans Paddlewheels, L.L.C. in favor of HCL. (Exhibit 10.22)
+10.14—	Contribution and Assumption Agreement dated July 21, 1999 among HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)
++++10.15—	Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.1)
@10.16—	Management Services Agreement dated September 22, 1998 by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.1)
@10.17—	Amendment to Management Services Agreement dated August 2, 1999 by and between Hollywood Casino Shreveport (formerly QNOV) and HWCC-Shreveport, Inc. (Exhibit 10.2)
@@10.18—	Employment Agreement by and between Hollywood Casino Shreveport and Gary A. Gregg. (Exhibit 10.20)
@@@10.19—	Joint Motion for Entry of Decree in Notice of Violation and Hearing (incident #RGS 000375), dated October 29, 2002. (Exhibit 10.1)
99.1—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Incorporated by reference from the exhibit shown in parenthesis filed in HCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
##	Incorporated by reference from the exhibit shown in parenthesis filed in HCC’s Annual Report on Form 10-K for the fiscal year ended December 31 1998.
###	Incorporated by reference to the exhibit shown in parenthesis filed in HCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.
+

Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on October 8, 1999.

++	Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on August 13, 1999.

+++	Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

++++	Incorporated by reference to the exhibit shown in parenthesis included in HCS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the SEC on August 10, 2001.

@	Incorporated by reference to the exhibit shown in parenthesis filed in HCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the SEC on August 16, 1999.

@@	Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

@@@	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on October 29, 2002.

(b)  Reports on Form 8-K

On October 29, 2002, the Registrants filed a report on Form 8-K to report that Hollywood Casino Shreveport had entered into an agreement with the Louisiana State Police, Casino Gaming Division, with respect to a hearing which had been previously set regarding certain testimony of a third party which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC.

On November 19, 2002, the Registrants filed a report on Form 8-K to report that the Louisiana Gaming Control Board had approved the agreement between Hollywood Casino Shreveport and the Louisiana State Police, Casino Gaming Division with respect to a hearing which had been previously set regarding certain testimony of a third party which may be in conflict with testimony provided by Jack E. Pratt, a current director of HCC. The Form 8-K further reported that (1) on November 20, 2002, the Mississippi Gaming Commission granted approval for the consummation of the previously announced merger between HCC and Penn National Gaming, Inc. and the financing transactions as contemplated by the Merger Agreement and (2) on November 22, 2002, the West Virginia Lottery Commission granted approval for the consummation of the financing transactions as contemplated under the Merger Agreement.

On December 18, 2002, the Registrants filed a report on Form 8-K to report that the stockholders of Hollywood Casino Corporation, the parent of Hollywood Casino Shreveport, had approved the Agreement and Plan of Merger entered into by Hollywood Casino Corporation, Penn National Gaming, Inc. (“Penn National”) and P Acquisition Corp. pursuant to which, and subject to the conditions thereof, Hollywood Casino Corporation will become a wholly-owned subsidiary of Penn National.

On February 4, 2003, the Registrants filed a report on Form 8-K to report that an unrestricted subsidiary of Hollywood Casino Corporation had made, with the proper approval of Penn National Gaming, capital contributions in the aggregate of $800,000 to Hollywood Casino Shreveport to assist Hollywood Casino Shreveport in making the February 1, 2003 interest payments on its First Mortgage Notes and Senior Secured Notes, which were due on February 3, 2003.

On February 19, 2003, the Registrants filed a report on Form 8-K to report that the Louisiana Gaming Control Board had granted approval for the consummation of the previously announced merger between HCC and Penn National Gaming, Inc. and the financing transactions as contemplated by the Merger Agreement.

On February 25, 2003, the Registrants filed a report on Form 8-K to report that the Registrants had been informed by Penn National Gaming, Inc. that its wholly owned subsidiary, P Acquisition Corp., was commencing a solicitation of consents from record holders of Hollywood Casino Shreveport’s First Mortgage Notes and Senior Secured Notes for the purpose of receiving a waiver of certain change of control provisions in the indentures governing such notes in connection with the pending merger of P Acquisition Corp. with and into Hollywood Casino Corporation, the parent company of the Registrants.

On February 26, 2003, the Registrants filed a report on Form 8-K to report that the Illinois Gaming Board had granted approval for the consummation of the previously announced merger between HCC and Penn National Gaming, Inc. and the financing transactions as contemplated by the Merger Agreement. The Registrant also reported that the West Virginia Racing Commission had granted approval for the consummation of the financing transactions as contemplated by the Merger Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on February 26, 2003.

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION

By:	HCS I, Inc.

By:	/s/ EDWARD T. PRATT III
Edward T. Pratt III Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Co-Registrants in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD T. PRATT III Edward T. Pratt III	Chairman of the Board, Chief Executive Officer, President and Director	February 26, 2003

/s/ PAUL C. YATES Paul C. Yates	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director	February 26, 2003

/s/ WALTER E. EVANS Walter E. Evans	Executive Vice President, General Counsel, Secretary and Director	February 26, 2003

/s/ CHARLES F. LAFRANO III Charles F. LaFrano III	Vice President and Assistant Secretary	February 26, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on February 26, 2003.

HWCC - LOUISIANA, INC.

By:	/s/ EDWARD T. PRATT III
Edward T. Pratt III Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD T. PRATT III Edward T. Pratt III	Chairman of the Board, Chief Executive Officer, President and Director	February 26, 2003

/s/ PAUL C. YATES Paul C. Yates	Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director	February 26, 2003

/s/ WALTER E. EVANS Walter E. Evans	Executive Vice President, General Counsel, Secretary and Director	February 26, 2003

/s/ CHARLES F. LAFRANO III Charles F. LaFrano III	Vice President and Assistant Secretary	February 26, 2003

Annual and Quarterly Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Edward T. Pratt III, certify that

1.	I have reviewed this Annual Report on Form 10-K of Hollywood Casino Shreveport and Subsidiaries and of Shreveport Capital Corporation (collectively, the “Registrants”) for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this annual report;

4.	The Registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants’ auditors and the audit committee of the Registrants’ boards of directors (or persons performing the equivalent function):

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

6.	The Registrants’ other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 26, 2003

/s/ Edward T. Pratt III
Edward T. Pratt III
Chief Executive Officer

Annual and Quarterly Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul C. Yates, certify that

1.	I have reviewed this Annual Report on Form 10-K of Hollywood Casino Shreveport and Subsidiaries and of Shreveport Capital Corporation (collectively, the “Registrants”) for the year ended December 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this annual report;

4.	The Registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrants’ other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants’ auditors and the audit committee of the Registrants’ boards of directors (or persons performing the equivalent function):

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

6.	The Registrants’ other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 26, 2003

/s/ Paul C. Yates
Paul C. Yates
Chief Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES

Hollywood Casino Shreveport and Subsidiaries

—Independent Auditors’ Report

—Schedule II; Valuation and Qualifying Accounts

HWCC-Louisiana, Inc. and Subsidiaries

—Independent Auditors’ Report

—Schedule II; Valuation and Qualifying Accounts

INDEPENDENT AUDITORS’ REPORT

To the Partners of Hollywood Casino Shreveport:

We have audited the consolidated financial statements of Hollywood Casino Shreveport and subsidiaries as of, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 21, 2003; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of Hollywood Casino Shreveport listed in Item 15. This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas

February 21, 2003

SCHEDULE II

HOLLYWOOD CASINO SHREVEPORT

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts receivable	$534,000	$444,000	$(97,000)	$881,000

Year Ended December 31, 2001:
Allowance for doubtful accounts receivable	$90,000	$1,021,000	$(577,000)	$534,000

Year Ended December 31, 2000:
Allowance for doubtful accounts receivable	$—	$90,000	$—	$90,000

The accompanying notes to consolidated financial statements are an integral part of this schedule.

INDEPENDENT AUDITORS’ REPORT

To	the Board of Directors and Shareholders of HWCC - Louisiana, Inc.:

We have audited the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries as of, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 21, 2003; such report is included elsewhere in this Form 10-K. Our audits also include the financial statement schedule of HWCC-Louisiana, Inc. listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas

February 21, 2003

SCHEDULE II

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

(wholly owned by Hollywood Casino Corporation)

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Allowance for doubtful accounts receivable	$534,000	$444,000	$(97,000)	$881,000

Year Ended December 31, 2001:
Allowance for doubtful accounts receivable	$90,000	$1,021,000	$(577,000)	$534,000

Year Ended December 31, 2000:
Allowance for doubtful accounts receivable	$—	$90,000	$—	$90,000

The accompanying notes to consolidated financial statements

are an integral part of this schedule.