Form 10-Q
period 2003-03-31
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2003-05-12
CIK 1096352, 1096353, 1096354

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-88679

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION (Exact name of each Registrant as specified in its charter)
Louisiana Louisiana (States or other jurisdictions of incorporation or organization)	72-1225563 75-2830167 (I.R.S. Employer Identification No.'s)

451 Clyde Fant Parkway Shreveport, Louisiana (Address of principal executive offices)	71101 (Zip Code)

(Registrants' telephone number, including area code) (318) 220-0711

(Not Applicable) (Former name, former address and former fiscal year, if changed since lastreport.)

        Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒        No ☐

        Indicate by check mark whether each of the Registrants is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at May 9, 2003
Hollywood Casino Shreveport	None	None
Shreveport Capital Corporation	Common Stock, $.01 par value	1,000 Shares

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Notes to Condensed Consolidated Financial Statements

        Hollywood Casino Shreveport ("HCS") is a general partnership registered in the state of Louisiana. HCS developed, owns and operates a riverboat gaming complex located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,423 slot machines, 64 table games and seven poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities developed by a third party.

        The partners in HCS consist of the following companies: HCS I, Inc. and HCS II, Inc., both Louisiana corporations and wholly owned subsidiaries of HWCC-Louisiana, Inc. ("HCL") and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner. HCS II, Inc. has an effective 1% interest in HCS. Paddlewheels has a residual interest in the event that the project is ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account and also receives an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino. HCL is a Louisiana corporation which is ultimately wholly owned by Hollywood Casino Corporation ("HCC").

        In July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation ("Shreveport Capital"), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the purpose of being a co-issuer with respect to $150,000,000 of 13% First Mortgage Notes with contingent interest (the "First Mortgage Notes") due 2006 and the 13% Senior Secured Notes issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

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

        The condensed consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of March 31, 2003 and the results of their operations and cash flows for the three month periods ended March 31, 2003 and 2002.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital's 2002 Annual Report on Form 10-K. The Form 10-K and other filings with the Securities and Exchange Commission will be provided upon request without charge from the offices of HCL as soon as reasonably practicable after such reports are electronically filed with the Commission. Such filings are not presently available at the Shreveport Casino's website as HCS is a partnership and has no public shareholders.

        Management believes that activity at the Shreveport Casino is modestly seasonal, with stronger results expected during the first and third quarters. Consequently, the results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be reported for the full year.

        As more fully explained in Note 2 of the Notes to Condensed Consolidated Financial Statements, HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation ("Penn National"), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)

	(Successor Basis)	(Predecessor Basis)
	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,212,000	$21,625,000
Accounts receivable, net of allowances of $833,000 and $881,000, respectively	2,057,000	2,301,000
Inventories	1,776,000	1,950,000
Prepaid expenses and other current assets	1,447,000	1,086,000

Total current assets	20,492,000	26,962,000

Property and Equipment:
Land improvements	10,000,000	1,665,000
Buildings and improvements	75,056,000	97,465,000
Riverboat	15,245,000	45,042,000
Furniture and equipment	18,235,000	48,098,000

	118,536,000	192,270,000
Less—accumulated depreciation	(791,000)	(32,507,000)

	117,745,000	159,763,000

Other Assets:
Deferred financing costs, net	4,441,000	4,770,000
Other	373,000	373,000

Total other assets	4,814,000	5,143,000

	$143,051,000	$191,868,000

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)

	(Successor Basis)	(Predecessor Basis)
	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Partners' Deficiency
Current Liabilities:
Current maturities of long-term debt	$7,000	$6,000
Accounts payable	6,633,000	7,074,000
Accrued liabilities—
Salaries and wages	1,939,000	2,911,000
Interest	5,942,000	11,757,000
Gaming and other taxes	2,043,000	1,113,000
Insurance	1,864,000	1,591,000
Other	3,295,000	3,238,000
Due to affiliates, net of valuation allowance of $6,420,000 at March 31, 2003	438,000	6,187,000
Other current liabilities	930,000	1,370,000

Total current liabilities	23,091,000	35,247,000

Long-Term Debt, net of valuation allowance of $69,544,000 at March 31, 2003	120,308,000	189,905,000

Other Noncurrent Liabilities	319,000	288,000

Commitments and Contingencies
Partners' Deficiency	(667,000)	(33,572,000)

	$143,051,000	$191,868,000

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)
(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through March 31, 2003	Period from January 1, 2003 Through February 28, 2003	Three Months Ended March 31, 2002
Revenues:
Casino	$11,667,000	$22,730,000	$37,939,000
Rooms	784,000	1,353,000	2,214,000
Food and beverage	1,613,000	3,784,000	6,100,000
Other	197,000	376,000	474,000

	14,261,000	28,243,000	46,727,000
Less—promotional allowances	(1,551,000)	(5,262,000)	(8,510,000)

Net revenues	12,710,000	22,981,000	38,217,000

Expenses:
Casino	5,658,000	16,700,000	25,924,000
Rooms	318,000	344,000	620,000
Food and beverage	1,332,000	983,000	1,738,000
Other	832,000	516,000	681,000
General and administrative	2,037,000	1,447,000	2,580,000
Depreciation and amortization	791,000	2,715,000	3,995,000

Total expenses	10,968,000	22,705,000	35,538,000

Income from operations	1,742,000	276,000	2,679,000

Non-operating income (expense):
Interest income	6,000	17,000	49,000
Interest expense	(2,293,000)	(4,456,000)	(6,846,000)

Total non-operating expense	(2,287,000)	(4,439,000)	(6,797,000)

Net loss	$(545,000)	$(4,163,000)	$(4,118,000)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS' DEFICIENCY (Notes 1 and 2)
(Unaudited)

For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and From March 1, 2003 Through March 31, 2003 (Successor Basis)

	Former Partners(1)	HCS I, Inc.	HCS II, Inc.	Shreveport Paddle- wheels, L.L.C.	Totals
	(amounts in thousands)
Balances, January 1, 2003—
(Predecessor Basis)	$(5,000)	$(30,268)	$(304)	$2,000	$(33,572)
Capital contributions	—	792	8	—	800
Partnership distributions	—	(228)	(2)	—	(230)
Net loss for the period from January 1, 2003 through February 28, 2003	—	(4,121)	(42)	—	(4,163)
Acquisition adjustments	5,000	33,825	340	(2,000)	37,165

Balances, March 1, 2003—
(Successor Basis)	—	—	—	—	—
Partnership distributions	—	(121)	(1)	—	(122)
Net loss for the period from March 1, 2003 through March 31, 2003	—	(540)	(5)	—	(545)

Balances, March 31, 2003—
(Successor Basis)	$—	$(661)	$(6)	$—	$(667)

(1)
Hilton New Orleans Corporation and New Orleans Paddlewheels, Inc. withdrew as partners and transferred their interests to HWCC-Louisiana, Inc., Sodak Louisiana, L.L.C. and Shreveport Paddlewheels, L.L.C. during September 1998. At the time of such transfer, all assets and liabilities of the joint venture had been distributed to the withdrawing partners with the exception of a $5,000,000 obligation to the City of New Orleans (see Notes 1 and 2).

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through March 31, 2003	Period from January 1, 2003 Through February 28, 2003	Three Months Ended March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(545,000)	$(4,163,000)	$(4,118,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	883,000	2,902,000	4,293,000
(Benefit) provision for doubtful accounts	(30,000)	55,000	93,000
Decrease (increase) in accounts receivable	34,000	185,000	(485,000)
Increase (decrease) in accounts payable and accrued liabilities	3,149,000	(9,124,000)	(5,104,000)
Net change in affiliate balances	102,000	577,000	1,162,000
Net change in other current assets and liabilities	(487,000)	(140,000)	(400,000)
Net change in other noncurrent assets and liabilities	11,000	20,000	35,000

Net cash provided by (used in) operating activities	3,117,000	(9,688,000)	(4,524,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(64,000)	(224,000)	(66,000)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(1,000)	(1,000)
Deferred financing costs	—	—	(3,000)
Capital contributions	—	800,000	—
Partner distributions	(115,000)	(238,000)	(353,000)

Net cash (used in) provided by financing activities	(115,000)	561,000	(357,000)

Net increase (decrease) in cash and cash equivalents	2,938,000	(9,351,000)	(4,947,000)
Cash and cash equivalents at beginning of period	12,274,000	21,625,000	26,463,000

Cash and cash equivalents at end of period	$15,212,000	$12,274,000	$21,516,000

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)   Organization, Business and Basis of Presentation

        Hollywood Casino Shreveport ("HCS") is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC-Louisiana, Inc. ("HCL"), a Louisiana corporation which is ultimately wholly owned by Hollywood Casino Corporation ("HCC"); Sodak Louisiana, L.L.C. ("Sodak"), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. ("Paddlewheels"), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture ("QNOV"), the partnership was 50%-owned by Hilton New Orleans Corporation ("Hilton") and 50%-owned by New Orleans Paddlewheels, Inc. ("NOP"). Hilton and NOP are collectively referred to herein as the "former partners." QNOV's riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

        During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the "LGCB"). Accordingly, the transfer of the license to HCL, Sodak and Paddlewheels to operate in Shreveport was structured as the acquisition of the interests of the former partners of QNOV. The former partners disposed of QNOV's assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV's only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (Note 3(a)).

        Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 64 table games and seven poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee (Note 6).

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

        Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino (Note 3(a)), HCL contributed an additional $43,700,000 to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1,000,000 to Paddlewheels which Paddlewheels contributed to HCS. HCL made additional capital contributions to HCS through HCS I, Inc. and HCS II, Inc. of $8,675,000 in May 2001 and $5,900,000 in December 2000. Capital contributions from HCC, HCL's parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

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

        In November 2002, HCL issued additional shares of its common stock to HWCC-Holdings, Inc. ("Holdings"), a wholly owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC's then existing loan agreements. The initial stock purchase in the amount of $250,000, together with subsequent capital contributions of $1,831,000 in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. During the three month period ended March 31, 2003, an additional $800,000 was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

        The accompanying condensed consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002.

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

        The condensed consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of purchase price adjustments as more fully described in Note 2 and other normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of March 31, 2003 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002.

        HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation ("Penn National"), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003 (Note 2).

  Liquidity Issues—

        The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National's approval, Holdings contributed an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

        The terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the "Repurchase Offer"). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the First Mortgage Notes and Senior Secured Notes were not obtained in the solicitation.

        On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures. Pursuant to these indentures, HCS has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred.

        If HCS does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive HCS's requirement to make the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

        Even in the event that HCS's failure to launch the required Repurchase Offer is either waived by the noteholders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners' capital. Accordingly, management believes that HCS's existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS. All of these matters raise substantial doubt about HCS's ability to continue as a going concern. Management is currently in the process of developing its plans with respect to these matters.

(2) Acquisition of Hollywood Casino Shreveport

        Effective with the close of business on February 28, 2003, Penn National completed the acquisition of HCC and its subsidiaries, including HCS. Penn National "pushed down" its basis in HCS in accordance with Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances". Therefore, the accompanying condensed consolidated financial statements for the period following the acquisition ("Successor Period") includes management's best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. Therefore, the assets and liabilities of HCS are recorded on the same basis as Penn National. The accompanying condensed consolidated financial statements for periods prior to the acquisition ("Predecessor Period") reflect the historical cost basis of HCS's assets and liabilities.

        The purchase price adjustments reflected on the accompanying Successor Basis condensed consolidated financial statements include revaluing HCS's property and equipment to their estimated fair market values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the merger in the amount of $38,800,000. Deficiencies in HCS's partners' capital accounts (including the carryover deficiency of the former partners) were adjusted by $37,165,000 to a zero basis as of the merger date. No goodwill was recorded in connection with the merger. As a result of HCS's failure to make the Repurchase Offer and other liquidity matters (Notes 1 and 3), a valuation allowance in the amount of $69,544,000 was established with respect to the First Mortgage Notes and Senior Secured Notes to reduce their carrying amount to management's estimate of their fair market value. Management's estimate was based on the fair market values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6,420,000 was established at the merger date to fully reserve the management fee payable to a subsidiary of HCC (Note 5). Such management fee is subordinated in payment to the First Mortgage Notes and Senior Secured Notes.

        The accompanying Successor Basis condensed consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-merger statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis condensed consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through March 31, 2003 has been adjusted to reflect the revised estimates of fair market value established as a result of the aforementioned appraisal.

(3) Long-term Debt

        As discussed in Note 1—"Liquidity Issues", following consummation of the merger of HCC with Penn National, HCS failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the indentures. Pursuant to the indentures, HCS has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred. If HCS does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive HCS's requirement to make the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

        Long-term debt at March 31, 2003 and December 31, 2002 consists of the following:

	March 31, 2003	December 31, 2002
13% First Mortgage Notes, with contingent interest, due 2006(a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $840,000 and $891,000, respectively (b)	39,840,000	39,891,000
Other	19,000	20,000

Total indebtedness	189,859,000	189,911,000
Less—valuation allowance (Note 2)	(69,544,000)	—

	120,315,000	189,911,000
Less-current maturities	(7,000)	(6,000)

Total long-term debt, net	$120,308,000	$189,905,000

(a)
In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $260,000 and $324,000 was incurred during the three month periods ended March 31, 2003 and 2002, respectively. Accrued contingent interest amounted to $1,482,000 and $1,222,000 at March 31, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than certain assets secured by the 13% Senior Secured Notes (Note 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively.

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1—"Liquidity Issues"). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b)
In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $68,000 and $81,000 was incurred during the three month periods ended March 31, 2003 and 2002, respectively. Accrued contingent interest amounted to $365,000 and $297,000 at March 31, 2003 and December 31, 2002,

respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's then outstanding capital lease obligation with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (Note 3(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (Note 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see Note 3(a) and Note 1—"Liquidity Issues").

Scheduled payments of long-term debt as of March 31, 2003 are set forth below:

2003 (nine months)	$5,000
2004	8,000
2005	6,000
2006	189,000,000

$189,019,000

(4) Operating Leases

        In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $495,000 and $526,000, respectively, for the three month periods ended March 31, 2003 and 2002, including percentage rentals amounting to $352,000 and $383,000, respectively. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,318,000 and $1,455,000 during the three month periods ended March 31, 2003 and 2002, respectively.

        HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $626,000 and $622,000, respectively, during the three month periods ended March 31, 2003 and 2002.

        Future minimum lease payments as of March 31, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2003 (nine months)	$375,000
2004	505,000
2005	385,000
2006	154,000
2007	140,000
Thereafter	1,107,000

$2,666,000

(5) Transactions with Affiliates

        The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $703,000 and $765,000, respectively, for the three month periods ended March 31, 2003 and 2002 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Total management fees incurred at March 31, 2003 and December 31, 2002 amounted to $6,664,000 and $5,961,000, respectively. Such fees, reduced by a valuation allowance of $6,420,000 at March 31, 2003 (Note 2), are included in due to affiliates on the accompanying condensed consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes

(Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

        The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation ("Greate Bay") which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying condensed consolidated balance sheets at both March 31, 2003 and December 31, 2002. The Shreveport Casino also had a maintenance and support agreement with ACSC effective as of October 12, 2000 which provided for a monthly fee of $11,000 commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $47,000 during the period prior to March 19, 2002. A new maintenance and support agreement was entered into with ACSC's new owners effective March 19, 2002.

        HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 during each of the three month periods ended March 31, 2003 and 2002 under the agreement. Unpaid charges of $30,000 are included in due to affiliates on the accompanying condensed consolidated balance sheets at both March 31, 2003 and December 31, 2002.

(6) Commitments and Contingencies

        For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $352,000 and $383,000, respectively, during the three month periods ended March 31, 2003 and 2002. Unpaid distributions of $122,000 and $123,000, respectively, are included in due to affiliates on the accompanying condensed consolidated balance sheets at March 31, 2003 and December 31, 2002.

        During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of available restaurant and entertainment space located on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Total rental income earned during the three month period ended March 31, 2003 amounted to $67,000. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, formerly a principal stockholder and director of HCC, held directly or indirectly an approximate 20% interest. These relatives, as well as certain other associates of the former principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

        On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. The accompanying condensed consolidated balance sheets at March 31, 2003 and December 31, 2002 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

        HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCS and its subsidiaries (see Note 1—"Liquidity Issues").

(7) Stock Option Plan

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

        Certain HCS employees were granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provided for the granting of nonqualified stock options and incentive stock options that were intended to qualify for the special tax treatment under the Internal Revenue Code and also provided for the granting of restricted stock. The 1996 Plan provided for the granting of 3,000,000 shares of Class A Common Stock.

        The 1996 Plan was administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan became vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who were executive officers, directors or 10% or greater shareholders of the company could not be less than six months) and could be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares could be awarded to any individual during any fiscal year and incentive stock options were subject to a $100,000 calendar year limitation. All options granted under the 1996 Plan were granted at exercise prices equal to the fair market value as of the date of the grant. All stock options outstanding, regardless of vesting status, were redeemed by Penn National upon consummation of the merger in March 2003.

        Based on HCS's election to apply Opinion 25, no compensation expense has been recognized in the accompanying condensed consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, the net loss for the three month periods ended March 31, 2003 and 2002 would have increased by approximately $3,000 and $5,000, respectively.

        The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants made during either of the three month periods ended March 31, 2003 or 2002.

(8) Supplemental Cash Flow Information

        HCS paid interest totaling $12,285,000 and $12,286,000, respectively, during the three month periods ended March 31, 2003 and 2002. HCS paid no income taxes during either of the three month periods ended March 31, 2003 or 2002.

        As more fully described in Note 2, certain purchase price adjustments have been reflected on the accompanying Successor Basis condensed consolidated financial statements. The $38,800,000 revaluation of HCS's property and equipment to their estimated fair market values, the $37,165,000 adjustment of deficiencies in its partners' capital accounts to a zero basis and the establishment of valuation allowances in the amounts of $69,544,000 and $6,420,000, respectively, to reflect management's estimate of the fair market value of the First Mortgage Notes and Senior Secured Notes and to fully reserve the management fee payable to a subsidiary of HCC (Note 5) have all been excluded from the accompanying Successor Basis condensed consolidated statement of cash flows for the period from March 1, 2003 through March 31, 2003 as noncash transactions.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)

	(Successor Basis)	(Predecessor Basis)
	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,411,000	$21,820,000
Accounts receivable, net of allowances of $833,000 and $881,000, respectively	2,057,000	2,301,000
Inventories	1,776,000	1,950,000
Deferred income taxes	739,000	719,000
Prepaid expenses and other current assets	1,458,000	1,091,000

Total current assets	21,441,000	27,881,000

Property and Equipment:
Land improvements	10,000,000	1,665,000
Buildings and improvements	75,056,000	103,465,000
Riverboat	15,245,000	45,042,000
Furniture and equipment	18,235,000	48,098,000

	118,536,000	198,270,000
Less—accumulated depreciation	(791,000)	(32,507,000)

	117,745,000	165,763,000

Other Assets:
Deferred financing costs, net	4,441,000	4,770,000
Note receivable—affiliate	1,000,000	1,000,000
Other	373,000	373,000

Total other assets	5,814,000	6,143,000

	$145,000,000	$199,787,000

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)

	(Successor Basis)	(Predecessor Basis)
	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities:
Current maturities of long-term debt	$7,000	$6,000
Accounts payable	6,663,000	7,074,000
Accrued liabilities—
Salaries and wages	1,939,000	2,911,000
Interest	5,942,000	11,757,000
Gaming and other taxes	2,043,000	1,113,000
Insurance	1,864,000	1,591,000
Other	3,295,000	3,238,000
Due to affiliates, net of valuation allowance of $6,420,000 at March 31, 2003	316,000	6,064,000
Other current liabilities	930,000	1,370,000

Total current liabilities	22,969,000	35,124,000

Long-Term Debt, net of valuation allowance of $69,544,000 at March 31, 2003	120,308,000	189,905,000

Deferred Income Taxes	739,000	719,000

Other Noncurrent Liabilities	319,000	288,000

Commitments and Contingencies
Minority Interest	122,000	2,123,000

Shareholders' Equity (Deficiency):
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1,000	1,000
Additional paid-in capital	1,205,000	68,481,000
Accumulated deficiency	(663,000)	(96,854,000)

Total shareholders' equity (deficiency)	543,000	(28,372,000)

	$145,000,000	$199,787,000

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)
(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through March 31, 2003	Period from January 1, 2003 Through February 28, 2003	Three Months Ended March 31, 2002
Revenues:
Casino	$11,667,000	$22,730,000	$37,939,000
Rooms	784,000	1,353,000	2,214,000
Food and beverage	1,613,000	3,784,000	6,100,000
Other	197,000	376,000	474,000

	14,261,000	28,243,000	46,727,000
Less—promotional allowances	(1,551,000)	(5,262,000)	(8,510,000)

Net revenues	12,710,000	22,981,000	38,217,000

Expenses:
Casino	5,658,000	16,700,000	25,924,000
Rooms	318,000	344,000	620,000
Food and beverage	1,332,000	983,000	1,738,000
Other	832,000	516,000	681,000
General and administrative	2,037,000	1,447,000	2,632,000
Depreciation and amortization	791,000	2,715,000	3,995,000

Total expenses	10,968,000	22,705,000	35,590,000

Income from operations	1,742,000	276,000	2,627,000

Non-operating income (expense):
Interest income	10,000	23,000	61,000
Interest expense	(2,293,000)	(4,456,000)	(6,846,000)

Total non-operating expense	(2,283,000)	(4,433,000)	(6,785,000)

Loss before minority interest	(541,000)	(4,157,000)	(4,158,000)
Minority interest in Hollywood Casino Shreveport	(122,000)	(230,000)	(383,000)

Net loss	$(663,000)	$(4,387,000)	$(4,541,000)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY (DEFICIENCY) (Notes 1 and 2)
(Unaudited)

For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and March 1, 2003 Through March 31, 2003 (Successor Basis)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficiency
	Shares	Amount
BALANCES, January 1, 2003—
(Predecessor Basis)	1,010	$1,000	$68,481,000	$(96,854,000)
Capital contributions	—	—	800,000	—
Net loss for the period from January 1, 2003 through February 28, 2003	—	—	—	(4,387,000)
Acquisition adjustments	—	—	(68,076,000)	101,241,000

Balances, March 1, 2003—
(Successor Basis)	1,010	1,000	1,205,000	—
Net loss for the period from March 1, 2003 through March 31, 2003	—	—	—	(663,000)

Balances, March 31, 2003—
(Successor Basis)	1,010	$1,000	$1,205,000	$(663,000)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)
(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through March 31, 2003	Period from January 1, 2003 Through February 28, 2003	Three Months Ended March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(663,000)	$(4,387,000)	$(4,541,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	883,000	2,902,000	4,293,000
Minority interest in Hollywood Casino Shreveport	122,000	230,000	383,000
(Benefit) provision for doubtful accounts	(30,000)	55,000	93,000
Decrease (increase) in accounts receivable	34,000	185,000	(485,000)
Increase (decrease) in accounts payable and accrued liabilities	3,156,000	(9,124,000)	(5,052,000)
Net change in affiliate balances	96,000	576,000	1,162,000
Net change in other current assets and liabilities	(491,000)	(142,000)	(399,000)
Net change in other noncurrent assets and liabilities	11,000	20,000	35,000

Net cash provided by (used in) operating activities	3,118,000	(9,685,000)	(4,511,000)

INVESTING ACTIVITIES:
Purchases of property and equipment	(64,000)	(224,000)	(66,000)

FINANCING ACTIVITIES:
Repayments of long-term debt	—	(1,000)	(1,000)
Deferred financing costs	—	—	(3,000)
Capital contributions	—	800,000	—
Limited partner distributions	(115,000)	(238,000)	(353,000)

Net cash (used in) provided by financing activities	(115,000)	561,000	(357,000)

Net increase (decrease) in cash and cash equivalents	2,939,000	(9,348,000)	(4,934,000)
Cash and cash equivalents at beginning of period	12,472,000	21,820,000	26,609,000

Cash and cash equivalents at end of period	$15,411,000	$12,472,000	$21,675,000

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Organization, Business and Basis of Presentation

        HWCC-Louisiana, Inc. ("HCL") is a Louisiana corporation approximately 99%-owned by Hollywood Casino Corporation ("HCC") and 1%-owned by HWCC-Holdings, Inc., which is a wholly owned subsidiary of HCC. HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL's initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. ("Sodak") and Shreveport Paddlewheels, L.L.C. ("Paddlewheels") acquired the interests of Queen of New Orleans at the Hilton Joint Venture ("QNOV"). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the "LGCB") to move their licensed site to the City of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV's partners. The former partners disposed of QNOV's assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV's only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport ("HCS").

        Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the "Shreveport Casino"). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 64 table games and seven poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee (Note 7).

        Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS's current license to operate the Shreveport Casino expires on October 15, 2004.

        When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV's former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the "First Mortgage Notes") (Note 3(a)). HCL treated this $5,000,000 as part of the cost of acquiring their interest in HCS and included the cost in property and equipment on the accompanying condensed consolidated balance sheets for periods prior to March 1, 2003 (Note 2).

        It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (Note 7). The joint venture partner also receives an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino (Note 7). On March 31, 1999, HCL entered into a definitive agreement with Sodak's parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest and their monthly payment of 1% of "complex net revenues". During July 1999, Sodak was merged with HCL.

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

        In November 2002, HCL issued shares of its common stock to Holdings, a wholly owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC's then existing loan agreements. The initial stock purchase in the amount of $250,000, together with subsequent capital contributions of $1,831,000 in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. During the three month period ended March 31, 2003, an additional $800,000 was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

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

        The accompanying condensed consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC ("Golf"). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware corporation, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf's ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability corporation to a zero value. The partners terminated the joint venture effective as of September 30, 2002.

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

        The condensed consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of purchase price adjustments as more fully described in Note 2 and other normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of March 31, 2003 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002.

        HCC (the ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation ("Penn National"), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003 (Note 2).

Liquidity Issues—

        The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National's approval, Holdings contributed an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

        The terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the "Repurchase Offer"). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the First Mortgage Notes and Senior Secured Notes were not obtained in the solicitation.

        On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures. Pursuant to these indentures, HCS has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred.

        If HCS does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive HCS's requirement to make the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

        Even in the event that HCS's failure to launch the required Repurchase Offer is either waived by the noteholders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners' capital. Accordingly, management believes that HCS's existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS. All of these matters raise substantial doubt about HCS's ability to continue as a going concern. Management is currently in the process of developing its plans with respect to these matters.

(2) Acquisition of HWC-Louisiana, Inc.

        Effective with the close of business on February 28, 2003, Penn National completed the acquisition of HCC and its subsidiaries, including HCL. Penn National "pushed down" its basis in HCL in accordance with Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances". Therefore, the accompanying condensed consolidated financial statements for the period following the acquisition ("Successor Period") includes management's best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. Therefore, the assets and liabilities of HCL are recorded on the same basis as Penn National. The accompanying condensed consolidated financial statements for periods prior to the acquisition ("Predecessor Period") reflect the historical cost basis of HCS's assets and liabilities.

        The purchase price adjustments reflected on the accompanying Successor Basis condensed consolidated financial statements include revaluing HCL's property and equipment to their estimated fair market values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the merger in the amount of $44,800,000, consisting of $38,800,000 of property and equipment at HCS and $6,000,000 of project costs recorded by HCL (Notes 1 and 7). HCL's additional paid-in capital and accumulated deficiency were adjusted by $68,076,000 and $101,241,000, respectively, as of the merger date. The $2,000,000 minority interest arising from Paddlewheels' initial cash contribution with funds borrowed from HCL and otherwise credited to their account (Note 7) was also eliminated. No goodwill was recorded in connection with the merger. As a result of HCS's failure to make the Repurchase Offer and other liquidity matters (Notes 1 and 3), a valuation allowance in the amount of $69,544,000 was established with respect to the First Mortgage Notes and Senior Secured Notes to reduce their carrying amount to management's estimate of their fair market value. Management's estimate was based on the fair market values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6,420,000 was established at the merger date to fully reserve the management fee payable to a subsidiary of HCC (Note 6). Such management fee is subordinated in payment to the First Mortgage Notes and Senior Secured Notes.

        The accompanying Successor Basis condensed consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-merger statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis condensed consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through March 31, 2003 has been adjusted to reflect the revised estimates of fair market value established as a result of the aforementioned appraisal.

(3) Long-term Debt

        As discussed in Note 1—"Liquidity Issues", following consummation of the merger of HCC with Penn National, HCS failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the indentures. Pursuant to the indentures, HCS has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred. If HCS does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive HCS's requirement to make the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

        Long-term debt at March 31, 2003 and December 31, 2002 consists of the following:

	March 31, 2003	December 31, 2002
13% First Mortgage Notes, with contingent interest, due 2006(a)	$150,000,000	$150,000,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $840,000 and $891,000, respectively(b)	39,840,000	39,891,000
Other	19,000	20,000

Total indebtedness	189,859,000	189,911,000
Less—valuation allowance (Note 2)	(69,544,000)	—

	120,315,000	189,911,000
Less—current maturities	(7,000)	(6,000)

Total long-term debt	$120,308,000	$189,905,000

(a)
In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $260,000 and $324,000 was incurred during the three month periods ended March 31, 2003 and 2002, respectively. Accrued contingent interest amounted to $1,482,000 and $1,222,000 at March 31, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise the Shreveport Casino other than certain assets secured by the 13% Senior Secured Notes (Note 3(b)) and up to $6,000,000 in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Shreveport Casino's interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the Shreveport Casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HCL, HCS I, Inc. and HCS II, Inc. (collectively, the "Guarantors"). Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors' assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in HCS.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively.

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1—"Liquidity Issues"). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b)
In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the "Senior Secured Notes"). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $68,000 and $81,000 was incurred during the three month periods ended March 31, 2003 and 2002, respectively. Accrued contingent interest amounted to $365,000 and $297,000 at March 31, 2003 and December 31,

2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's then outstanding capital lease obligation with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (Note 3(a)). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (Note 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see Note 3(a) and Note 1—"Liquidity Issues").

Scheduled payments of long-term debt as of March 31, 2003 are set forth below:

2003 (nine months)	$5,000
2004	8,000
2005	6,000
2006	189,000,000

$189,019,000

(4) Operating Leases

        In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $495,000 and $526,000, respectively, for the three month periods ended March 31, 2003 and 2002, including percentage rentals amounting to $352,000 and $383,000, respectively. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,318,000 and $1,455,000 during the three month periods ended March 31, 2003 and 2002, respectively.

        HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancellable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $626,000 and $622,000, respectively, during the three month periods ended March 31, 2003 and 2002.

        Future minimum lease payments as of March 31, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows:

2003 (nine months)	$375,000
2004	505,000
2005	385,000
2006	154,000
2007	140,000
Thereafter	1,107,000

$2,666,000

(5) Income Taxes

        HCL's benefit for income taxes consists of the following:

	Three Months Ended March 31,
	2003	2002
Deferred benefit:
Federal	$1,616,000	$1,372,000
State	401,000	351,000
Change in valuation allowance	(2,017,000)	(1,723,000)

	$—	$—

        HCL is included in Penn National's consolidated federal income tax return for periods subsequent to the merger and was included in HCC's consolidated federal income tax return for periods prior to the merger. Pursuant to agreements between HCL and Penn National and HCC, HCL's benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes for either of the three month periods ended March 31, 2003 or 2002.

        At March 31, 2003, HCL has net operating loss carryforwards ("NOL's") for federal income tax purposes totaling approximately $109,900,000 which do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of such NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

        As a result of the acquisition of HCC by Penn National, a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HCL's loss carryforwards available for use in any one year by Penn National will most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect Penn National's future utilization of HCL's loss carryforwards.

        The Internal Revenue Service recently opened an examination of the consolidated federal income tax returns of HCC for the years 1999 through 2001 in which HCL was included.

(6) Transactions with Affiliates

        The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. ("Shreveport Management"), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $703,000 and $765,000, respectively, for the three month periods ended March 31, 2003 and 2002 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Total management fees incurred at March 31, 2003 and December 31, 2002 amounted to $6,664,000 and $5,961,000, respectively. Such fees, reduced by a valuation allowance of $6,420,000 at March 31, 2003 (Note 2), are included in due to affiliates on the accompanying condensed consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

        The Shreveport Casino's casino system software was provided and installed by Advanced Casino Systems Corporation ("ACSC"). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of

Greate Bay Casino Corporation ("Greate Bay") which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying condensed consolidated balance sheets at both March 31, 2003 and December 31, 2002. The Shreveport Casino also had a maintenance and support agreement with ACSC effective as of October 12, 2000 which provided for a monthly fee of $11,000 commencing 90 days after installation of ACSC's casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $47,000 during the period prior to March 19, 2002. A new maintenance and support agreement was entered into with ACSC's new owners effective March 19, 2002.

        HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 during each of the three month periods ended March 31, 2003 and 2002 under the agreement. Unpaid charges of $30,000 are included in due to affiliates on the accompanying condensed consolidated balance sheets at both March 31, 2003 and December 31, 2002.

(7) Commitments and Contingencies

        HCL agreed that upon obtaining construction financing for the Shreveport Casino, it would loan $1,000,000 to Paddlewheels which Paddlewheels would use to make a $1,000,000 capital contribution to HCS. HCL loaned the $1,000,000 to Paddlewheels and Paddlewheels made its capital contribution to HCS in August 1999; the $1,000,000 was included in minority interest for periods prior to March 1, 2003 (Note 2). The loan to Paddlewheels earns interest at the rate of prime commencing with the opening of the Shreveport Casino and is payable monthly. Because the loan had no stated interest prior to completion of the Shreveport Casino, HCL recorded a discount on the note which was accreted during the construction period resulting in a note receivable balance of $1,000,000 at the opening date. Principal on the loan is due to be repaid on December 20, 2010.

        Paddlewheels was also given credit for an additional $1,000,000 capital contribution at the time construction financing was obtained and the $5,000,000 liability described in Note 1 was paid. Such credit was in recognition of guarantees provided by an affiliate of Paddlewheels necessary to obtain LGCB approval for the Shreveport Casino. The additional $1,000,000 credit to Paddlewheels's capital account resulted in an additional $1,000,000 minority interest and was treated as an additional project cost for periods prior to March 1, 2003 (Note 2).

        For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of "complex net revenues", as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as minority interest in Hollywood Casino Shreveport on the accompanying condensed consolidated statements of operations. Such interest amounted to $352,000 and $383,000, respectively, during the three month periods ended March 31, 2003 and 2002. Unpaid distributions of $122,000 and

$123,000, respectively, are included in minority interest on the accompanying condensed consolidated balance sheets at March 31, 2003 and December 31, 2002.

        During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of available restaurant and entertainment space located on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Total rental income earned during the three month period ended March 31, 2003 amounted to $67,000. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, formerly a principal stockholder and director of HCC, held directly or indirectly an approximate 20% interest. These relatives, as well as certain other associates of the former principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

        On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1,500,000 to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. The accompanying condensed consolidated balance sheets at March 31, 2003 and December 31, 2002 include a liability in the amount of approximately $3,600,000 in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

        HCL is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCL and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCL and its subsidiaries (see Note 1—"Liquidity Issues").

(8) Stock Option Plan

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

        Certain HCS employees were granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan provided for the granting of nonqualified stock options and incentive stock options that were intended to qualify for the special tax treatment under the Internal Revenue Code and also provided for the granting of restricted stock. The 1996 Plan provided for the granting of 3,000,000 shares of Class A Common Stock.

        The 1996 Plan was administered by a committee of HCC's Board of Directors. Options granted under the 1996 Plan became vested at the discretion of the Committee of the Board of Directors (however, vesting for employees who were executive officers, directors or 10% or greater shareholders of the company could not be less than six months) and could be exercised for a period of not more than ten years (five years in the case of incentive stock options) from the date of grant. No more than 500,000 shares could be awarded to any individual during any fiscal year and incentive stock options were subject to a $100,000 calendar year limitation. All options granted under the 1996 Plan were granted at exercise prices equal to the fair market value as of the date of the grant. All stock options outstanding, regardless of vesting status, were redeemed by Penn National upon consummation of the merger in March 2003.

        Based on HCL's election to apply Opinion 25, no compensation expense has been recognized in the accompanying condensed consolidated financial statements as a result of the granting of stock options. Had compensation expense been determined consistent with Statement of Financial Accounting Standards No. 123, the net loss for the three month periods ended March 31, 2003 and 2002 would have increased by approximately $3,000 and $5,000, respectively.

        The fair value of each option grant was estimated on the date of grant using a method approximating the Black-Scholes option pricing model. There were no grants made during either of the three month periods ended March 31, 2003 or 2002.

(9) Supplemental Cash Flow Information

        HCL paid interest totaling $12,285,000 and $12,286,000, respectively, during the three month periods ended March 31, 2003 and 2002. HCL paid no income taxes during either of the three month periods ended March 31, 2003 or 2002.

        As more fully described in Note 2, certain purchase price adjustments have been reflected on the accompanying Successor Basis condensed consolidated financial statements. The $38,800,000 revaluation of HCS's property and equipment to their estimated fair market values, the $6,000,000 adjustment to project costs, the adjustments to shareholders' equity and minority interest and the establishment of valuation allowances in the amounts of $69,545,000 and $6,420,000, respectively, to reflect management's estimate of the fair market value of the First Mortgage Notes and Senior Secured Notes and to fully reserve the management fee payable to a subsidiary of HCC (Note 6) have all been excluded from the accompanying Successor Basis condensed consolidated statement of cash flows for the period from March 1, 2003 through March 31, 2003 as noncash transactions.

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

        HCL has had no significant operating activities. Accordingly, management's discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL exclusive of HCS and its subsidiaries are separately noted where significant.

Results of Operations

        As a result of the acquisition of HCC by Penn National, certain accounting reclassifications were made to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statements of operations are not meaningful. The table below reflects departmental profit from operations at the Shreveport Casino on a comparable basis as if Penn National's Successor Basis reclassifications had been in effect for all periods presented. The discussion which follows is based on this Successor Basis presentation.

	Successor Basis Presentation for Three Months Ended March 31,
	2003	2002
Departmental Revenues:
Casino	$33,746,000	$36,908,000
Rooms	2,136,000	2,214,000
Food and beverage	5,397,000	6,100,000
Other	573,000	474,000
Promotional allowances	(5,211,000)	(5,800,000)

Net revenues	36,641,000	39,896,000

Departmental Expenses:
Casino	17,044,000	18,301,000
Rooms	927,000	964,000
Food and beverage	4,357,000	5,238,000
Other	2,652,000	2,345,000

Total departmental expenses	24,980,000	26,848,000

Departmental profit	$11,661,000	$13,048,000

Departmental profit margin	31.8%	32.7%

        The Shreveport Casino experienced the typical operating inefficiencies associated with the opening of a new, major resort. In addition, management sought to open the Shreveport Casino during December 2000 in order to capitalize on one of the busiest times of the year. Construction delays resulted in a severe reduction in the time available to finalize preparations to open the facility and to train personnel. This lack of adequate preparation and training time, combined with a difficult labor market in Shreveport and the large volume of business generated by the property during its first 12 days of operations in 2000, exacerbated the operating inefficiencies. As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a high level of service. With these programs completed, the Shreveport Casino launched major marketing programs in late February and March. Delays in commencing its marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport market, resulted in lower gaming activity at the Shreveport Casino in January and February 2001 than originally anticipated by management. With the implementation of its marketing programs, the Shreveport Casino experienced a favorable trend in its gaming revenues with significant increases in February and March 2001 compared to the prior month periods. Revenues continued to show improvement in April and May 2001; however, these increases remained below management expectations, primarily due to the economic slowdown. Management of HCS responded by fine-tuning its marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, HCS terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of the Shreveport Casino's gaming revenues in June. Commencing in the second quarter of 2001, management also instituted a series of measures to significantly reduce the operating costs of the Shreveport Casino.

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

        The opening of the Shreveport Casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%. However, the market has not yet been able to fully absorb the increase in capacity, as total casino win for the first quarter of 2003 has only grown by 17.7% compared to the same period in 2000 (the most recent first quarter period prior to the opening of the Shreveport Casino). The market experienced an overall decline in casino win during the first quarter of 2003 amounting to 2.9%

compared to the same period in 2002. Management believes the erosion in market growth reflects the deteriorating economic conditions in the principal feeder markets to the Shreveport/Bossier City gaming market, including the Dallas/Ft. Worth metropolitan area. Management further expects the difficult market conditions will continue into at least the middle of 2003 and, as a result, the Shreveport Casino is expected to report lower earnings and operating cash flows in the 2003 second quarter period. Harrah's Entertainment Inc. has announced that it has completed its acquisition of a controlling interest in Louisiana Downs and that its current plans call for the refurbishment of an existing facility that will open as a temporary casino offering approximately 900 slot machines in the summer of 2003. Harrah's Entertainment, Inc. has also announced plans for the construction of a new permanent casino facility to replace the temporary casino. The permanent casino will be connected to the racetrack, will offer approximately 1,500 slot machines and is expected to open by the summer of 2004. The successful completion and opening of these facilities would result in another source of competition for and could have a material adverse affect on the Shreveport Casino.

        Total gross wagering at the Shreveport Casino as measured by table game drop (the total value of chips purchased for table games) and slot machine handle (the total value of coins wagered in slot machines) amounted to $424.4 million and $456 million, respectively, during the first three months of 2003 and 2002. Slot machine handle decreased by 6.6% during the first quarter of 2003 compared to the same period in 2002, while table game drop declined 9.5%.

  Revenues

        Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the "hold percentage". Casino revenues at the Shreveport Casino decreased $3.2 million (8.6%) during the first three months of 2003 compared to the 2002 period. This decrease reflects the overall decrease in gross wagering combined with a decrease in the table games hold percentage to 18.7% from 22%. During the first three months of 2003, slot machine and table games revenue accounted for 72.4% and 24.7% of casino revenues, respectively, compared to the 70.5% and 29.5%, respectively, during the 2002 period. Poker, which the Shreveport Casino began offering in June 2002, accounted for the additional 2.9% of revenues in the 2003 period.

        Room revenues decreased 3.5% during the 2003 period compared to 2002. Hotel occupancy rates decreased slightly to 89.9% during the 2003 period from 90.4% in 2002. The average daily room rate decreased to $66 during the 2003 period from $68 in 2002 as room rates were lowered to meet competitive pressures in the Shreveport/Bossier City marketplace.

        Food and beverage revenues decreased 11.5% during the first quarter of 2003 compared to the prior year period primarily as a result of a decrease in promotional activities.

        Other revenues increased 20.9% during the three month period ended March 31, 2003 compared to the same period in 2002. The increase is primarily due to rental income of $67,000 earned with respect to restaurant and entertainment facilities operating in space leased from the Shreveport Casino and to additional theater revenues generated during the first quarter of 2003.

        Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Overall, promotional allowances decreased by 10.2% during the first quarter of 2003 compared to the same period during 2002. Stated as a percentage of the associated room, food and beverage and other revenues, such goods and services provided to patrons without charge decreased slightly to 64.3% during the 2003 period from 66% during the 2002 period reflecting increased controls over the use of complementaries.

  Departmental Expenses

        The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service. Because the Shreveport Casino was in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other HCC operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Since the second half of 2001, management has continued to make significant progress in achieving the principal elements of its new business plan to reduce operating costs while maintaining the Shreveport Casino's level of service. Management reduced the property's operating costs during the first quarter of 2003 by approximately $1.9 million (7%) compared to the same period in 2002, offsetting a significant portion of the $3.3 decline in net revenues.

        In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from the previous 18.5%. The tax increase will be phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on the Shreveport Casino increased to 19.5% effective April 1, 2001 and to 20.5% effective April 1, 2002 with an additional 1% increase effective April 1, 2003. Had the entire 3% gaming tax increase been in effect during the first quarter of 2003, the Shreveport Casino's operating expenses would have increased by $350,000.

        The 6.9% decrease in casino expenses during the first quarter of 2003 compared to the same period in 2002 was due to managements cost savings initiatives discussed above. Expenditures were reduced in the areas of payroll, cage operations, and advertising.

        The 3.8% decrease in rooms expense during the first quarter of 2003 compared to the prior year period reflects management cost savings initiatives discussed above.

        During the first three months of 2003, food and beverage expenses decreased by 16.8% due to reductions in the cost of goods sold, consistent with the 11.5% reduction in revenues, as well as to reductions in payroll costs and increases in operating efficiency. Other expenses increased by 13.1% compared to the prior year period primarily due to increases in insurance costs and star show salaries.

  General and Administrative

        General and administrative expenses at the Shreveport Casino presented on a comparable Successor Basis accounting method amounted to $6.1 million and $6.4 million, respectively, during the three month periods ended March 31, 2003 and 2002. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $703,000 in 2003 compared to $765,000 in 2002. The decrease in general and administrative expenses again reflects cost savings initiatives by management. Additional general and administrative costs at HCL, consisting primarily of franchise taxes, amounted to $52,000 during the three month period ended March 31, 2002; no such costs were incurred by HCL during the three month period ended March 31, 2003.

  Depreciation and Amortization

        Depreciation and amortization expense decreased to $3.5 million during the 2003 period from $4 million during the prior year period. The 2003 period decrease includes a reduction in depreciation expense of $569,000 for the period subsequent to the merger of HCC with Penn National as a result of the revaluation of HCS's fixed assets to their estimated fair market values.

  Interest Income

        Interest income at HCS decreased 53.1% during the first quarter of 2003 compared to the prior year period. HCL earned additional interest income of $10,000 and $12,000 during the three month periods ended March 31, 2003 and 2002, respectively. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates.

  Interest Expense

        Interest expense decreased by 1.4% during the three month period ended March 31, 2003 compared to the prior year period due primarily to the decrease in contingent interest incurred on the First Mortgage Notes and Senior Secured Notes. Such contingent interest amounted to $260,000 and $68,000, respectively, during the three month period ended March 31, 2003 and $324,000 and $81,000, respectively, during the three month period ended March 31, 2002.

  Income Taxes

        HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in Penn National's consolidated federal income tax return for periods subsequent to the merger and was included in HCC's consolidated federal income tax return for periods prior to the merger. Pursuant to agreements between HCL and Penn National and HCC, HCL's benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. The condensed consolidated financial statements of HCL include the federal tax provisions of its subsidiaries which are partners in HCS. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires that the tax benefit of NOL's, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

  Minority Interest in Hollywood Casino Shreveport

        In accordance with the terms of its joint venture agreement, HCL's joint venture partner is to receive, among other things, an amount equal to 1% of "complex net revenues", as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such interest amounted to $352,000 and $383,000 during the three month periods ended March 31, 2003 and 2002, respectively, and is reflected as a reduction in arriving at net loss on the accompanying condensed consolidated statements of operations of HCL.

Other Items

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

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

        The Shreveport Casino experienced negative cash flow from operations during the first quarter of 2003 amounting to $6.6 million primarily due to the $12.3 million semiannual interest payment on its long-term debt obligations. Available cash, together with a capital contribution from its partners in the amount of $800,000 was sufficient to make up the shortfall and meet the Shreveport Casino's operating cash needs as well as to pay for property additions of $288,000 and pay distributions amounting to $353,000 to HCS I, Inc. and HCS II, Inc. with respect to their obligations to make distributions to Paddlewheels for their "complex net revenues" interest (see below).

        The operations of the Shreveport Casino are managed by Shreveport Management under the terms of a management agreement. Under the terms of the management agreement, HCS pays Shreveport Management basic and incentive management fees for its services. The basic fee equals approximately 2% of the Shreveport Casino's net revenues and the incentive fee equals the sum of (1) 5% of the Shreveport Casino's earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") between $25 million and $35 million, (2) 7% of the Shreveport Casino's EBITDA between $35 million and $40 million, and (3) 10% of the Shreveport Casino's EBITDA over $40 million. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Such fees amounted to $703,000 during the

2003 first quarter period, the payment of which was deferred. Under the indenture governing the First Mortgage Notes and Senior Secured Notes management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

        HCS I, Inc. and HCS II, Inc. have assumed HCL's obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino's net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $352,000 and incurred marine services fees of $90,000 under these agreements during the 2003 first quarter period.

  Financing Activities

        HCS used proceeds from its August 1999 issue of $150 million in First Mortgage Notes, together with $50 million of capital contributions and $30 million in furniture, fixture and equipment financing (see below) to provide $230 million of the costs needed to develop, construct, equip and open the Shreveport Casino. Such project costs included financing costs of $7.3 million and a $5 million payment made in August 1999 to the City of New Orleans with respect to moving QNOV's license to Shreveport. The $230 million also included a reserve for the first three scheduled payments of fixed interest on the First Mortgage Notes, including the interest payment made on February 1, 2001. In addition, HCC subsequently made additional cash capital contributions of $5.9 million in December 2000 and $8.7 million in May 2001. In November 2002, HCL issued additional common stock to HWCC-Holdings, Inc. ("Holdings"), a wholly owned subsidiary of HCC not subject to restrictions on making investments under HCC's loan agreements. The initial stock purchase in the amount of $250,000, together with a subsequent capital contribution of $1.8 million in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. Holdings may elect to make additional capital contributions subject to certain limitations (see "Liquidity and Capital Resources—Conclusion" below). Holdings contributed an aggregate of $800,000 to HCS through HCS I, Inc. and HCS II, Inc. during the first quarter of 2003 to assist HCS in making the February 1, 2003 interest payments with respect to the First Mortgage Notes and Senior Secured Notes (see "Liquidity and Capital Resources—Conclusion" below).

        Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $260,000 during the first quarter of 2003, the payment of which has been deferred. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Total accrued contingent interest with respect to the First Mortgage Notes amounted to $1.5 million at March 31, 2003.

        In June 2001, HCS issued $39 million of 13% Senior Secured Notes, with contingent interest, due August 2006. The Senior Secured Notes were issued with a premium to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $68,000 during the first quarter of 2003, the payment of which has been deferred. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS's capital lease obligations with the remainder available for working capital purposes. Total accrued contingent interest with respect to the Senior Secured Notes amounted to $365,000 at March 31, 2003.

        Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes.

        As discussed under the caption "Liquidity and Capital Resources—Conclusion" below, following consummation of the merger of HCC with Penn National, HCS failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the indentures. Pursuant to the indentures, HCS has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred. If HCS does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive HCS's requirement to make the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

        HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. The annual base rental payment will be $462,875 for the second five-year renewal term, $532,306 for the third five-year renewal term, $612,152 for the fourth five-year renewal term and $703,975 for the fifth five year renewal term with no further increases. This base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $495,000 during the three month period ended March 31, 2003, including percentage rentals amounting to $352,000. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1.3 million during the first quarter of 2003.

        There are no significant scheduled maturities of long-term debt prior to 2006 at which time both the First Mortgage Notes and Senior Secured Notes become due.

        Commitments under noncancellable operating leases, exclusive of the ground lease previously discussed, amount to $375,000 during the remainder of 2003. Such commitments decrease steadily from $505,000 in 2004 to $140,000 in 2007 and total approximately $2.7 million over the remainder of the lease terms.

  Capital Expenditures and Other Investing Activities

        Capital expenditures at the Shreveport Casino during the first quarter of 2003 amounted to $288,000. Management anticipates spending approximately $2.5 million during the remainder of 2003 toward the Shreveport Casino's ongoing program of capital improvements; however, such amount may be reduced in the event certain cash flow levels are not realized.

        On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage which contributed to the delay in the opening of the facility. Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage. To the extent the delay in the facility's opening was the responsibility of contractors, management is also seeking to recover damages from those entities. These matters are the subject of a lawsuit pending in U.S. District Court in Louisiana. For this and other reasons, HCS has withheld payment of certain retainage amounts which the general contractor is currently seeking. The general contractor has also submitted additional change orders which HCS is disputing. The accompanying condensed consolidated balance sheet at December 31, 2002 includes a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. Both the recovery of any amounts by HCS from either its insurance companies or the contractors and the need to pay the general contractor any additional amounts are currently subject to litigation and management is unable to determine the amounts, if any, that will ultimately be received or paid.

  Conclusion

        The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National's approval, Holdings contributed an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

        The terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the "Repurchase Offer"). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the First Mortgage Notes and Senior Secured Notes were not obtained in the solicitation.

        On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures. Pursuant to these indentures, HCS has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred.

        If HCS does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive HCS's requirement to make the Repurchase Offer, then HCS would likely be required to file for protection under the federal bankruptcy code.

        Even in the event that HCS's failure to launch the required Repurchase Offer is either waived by the noteholders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners' capital. Accordingly, management believes that HCS's existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS. All of these matters raise substantial doubt about HCS's ability to continue as a going concern. Management is currently in the process of developing its plans with respect to these matters.

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

        Changes in the market interest rate would also impact the fair market value of HCS's outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS's debt securities of approximately $4.9 million.

Item 4. Controls and Procedures

        Within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), HCL and HCS (the "Companies") carried out an evaluation, under the supervision of the Companies' management, including their Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies' "disclosure controls and procedures" as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Companies' Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Companies' disclosure controls and procedures are effective in timely alerting them to material information relating to the Companies and their consolidated subsidiaries required to be included in their periodic filings with the Securities and Exchange Commission. There have not been any significant changes in the Companies' internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

        As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements under the caption "Liquidity Issues", following consummation of the merger of Hollywood Casino Corporation with Penn National Gaming, Inc., Hollywood Casino Shreveport failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, Hollywood Casino Shreveport received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that it had failed to make the Repurchase Offer within ten days of the merger as required under the indentures. Pursuant to the indentures, Hollywood Casino Shreveport has sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, will have occurred. If Hollywood Casino Shreveport does not reach some arrangement with the requisite number of holders of the First Mortgage Notes and Senior Secured Notes to cure or otherwise waive Hollywood Casino Shreveport's requirement to make the Repurchase Offer, then Hollywood Casino Shreveport would likely be required to file for protection under the federal bankruptcy code.

Item 6(a). Exhibits

        None.

Item 6(b). Reports on Form 8-K

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

        On February 25, 2003, the Registrants filed a report on Form 8-K to report that the Registrants had been informed by Penn National Gaming, Inc. that its wholly owned subsidiary, P Acquisition Corp., was commencing a solicitation of consents from record holders of Hollywood Casino Shreveport's First Mortgage Notes and Senior Secured Notes for the purpose of receiving a waiver of certain change of control provisions in the indentures governing such notes in connection with the pending merger of P Acquisition Corp. with and into Hollywood Casino Corporation, the parent company of the Registrants.

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

        On March 19, 2003, the Registrants filed a report on Form 8-K to report that on March 14, 2003, they received notice from a representative of the holders of the 13% Senior Secured Notes due 2006 with Contingent Interest and the 13% First Mortgage Notes due 2006 with Contingent Interest (collectively, the "Notes") that the Registrants had failed to make an offer to repurchase all of the Notes at a price equal to 101% of the outstanding total principal amount of the Notes, plus accrued and unpaid interest, within ten days of the merger of Hollywood Casino Corporation with Penn National Gaming, Inc. as required under the indentures governing the Notes (the "Indentures"). Pursuant to the Indentures, the Registrants have 60 days from the receipt of such notice to cure such failure or an Event of Default will have occurred under each of the Indentures.

        On May 9, 2003, the Registrants filed a report on Form 8-K to report a change in their certifying accountants resulting from the aforementioned acquisition of Hollywood Casino Corporation by Penn National Gaming, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION By: HCS I, Inc.
Date: May 12, 2003	By:	/s/ JOHN C. HULL John C. Hull Chief Financial Officer
HWCC-LOUISIANA, INC.
Date: May 12, 2003	By:	/s/ JOHN C. HULL John C. Hull Chief Financial Officer

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kevin DeSanctis, certify that

1.
I have reviewed this Quarterly Report on Form 10-Q of Hollywood Casino Shreveport and Subsidiaries and of Shreveport Capital Corporation (collectively, the "Registrants") for the period ended March 31, 2003;

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

4.
The Registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants' auditors and the audit committee of the Registrants' boards of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants' ability to record, process, summarize and report financial data and have identified for the Registrants' auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants' internal controls; and

6.
The Registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 12, 2003	By:	/s/ KEVIN DESANCTIS Kevin DeSanctis Chief Executive Officer

Annual and Quarterly Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John C. Hull, certify that

1.
I have reviewed this Quarterly Report on Form 10-Q of Hollywood Casino Shreveport and Subsidiaries and of Shreveport Capital Corporation (collectively, the "Registrants") for the period ended March 31, 2003;

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

4.
The Registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants' auditors and the audit committee of the Registrants' boards of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants' ability to record, process, summarize and report financial data and have identified for the Registrants' auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants' internal controls; and

6.
The Registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 12, 2003	By:	/s/ JOHN C. HULL John C. Hull Chief Financial Officer

QuickLinks

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
  PART I: FINANCIAL INFORMATION
  Item 1. Financial Statements
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2) (Unaudited)
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIENCY (Notes 1 and 2) (Unaudited)
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2) (Unaudited)
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)
HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)
HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2) (Unaudited)
HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) (Notes 1 and 2) (Unaudited)
HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2) (Unaudited)
HWCC-LOUISIANA, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II: OTHER INFORMATION
  Item 3. Defaults Upon Senior Securities
  Item 6(a). Exhibits
  Item 6(b). Reports on Form 8-K
SIGNATURES
Annual and Quarterly Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Annual and Quarterly Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002