Form 10-Q
period 2003-06-30
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP
filed 2003-08-14
CIK 1096352, 1096353

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-88679

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION
(Exact name of each Registrant as specified in its charter)

Louisiana Louisiana	72-1225563 75-2830167
(States or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.’s)

Two Galleria Tower, Suite 2200 13455 Noel Road Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(Registrants’ telephone number, including area code) (972) 392-7777

451 Clyde Fant Parkway, Shreveport, Louisiana   71101

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

Yes ☒    No☐

Indicate by check mark whether each of the Registrants is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at August 8 ,2003

Hollywood Casino Shreveport	None	None
Shreveport Capital Corporation	Common Stock, $.01 par value	1,000 Shares

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION Item 1. Financial Statements

Introductory Notes to Condensed Consolidated Financial Statements

Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. HCS developed, owns and operates a riverboat gaming complex located in Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat casino with approximately 1,423 slot machines, 64 table games and seven poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of restaurant and entertainment facilities developed by a third party.

The partners in HCS consist of the following companies: HCS I, Inc. and HCS II, Inc., both Louisiana corporations and wholly owned subsidiaries of HWCC-Louisiana, Inc. (“HCL”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner. HCS II, Inc. has an effective 1% interest in HCS. Paddlewheels has a residual interest in the event that the project is ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account and also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino. HCL is a Louisiana corporation which is ultimately wholly owned by Penn National Gaming, Inc. (“Penn National”).

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

The principal executive offices of HCS, Shreveport Capital and HCL are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 392-7777. The website for the Shreveport Casino is www.hollywoodcasinoshreveport.com.

The condensed consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared by HCS and HCL without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial positions of HCS and HCL as of June 30, 2003 and the results of their operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

The statements and related notes have been prepared pursuant to the rules and regulations of the securities and exchange commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.   pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in HCS and Shreveport Capital’s 2002 Annual Report on Form 10-K. The Form 10-K and other filings with the Securities and Exchange Commission will be provided upon request without charge from the offices of HCL.  Such filings are not presently available at the Shreveport Casino’s website as HCS is a partnership and has no public shareholders.

Management believes that activity at the Shreveport Casino is modestly seasonal, with stronger results expected during the first and third quarters. Consequently, the results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results to be reported for the full year.

As more fully explained in Note 2 of the Notes to Condensed Consolidated Financial Statements, Hollywood Casino Corporation (“HCC”), the ultimate parent of HCS, HCL and Shreveport Capital prior to March 3, 2003, Penn National, and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003.

HOLLYWOOD CASINO SHREVEPORT

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)

(In thousands)

	(Successor Basis)	(Predecessor Basis)
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,929	$21,625
Accounts receivable, net allowance of $897 and $881, respectively	2,004	2,301
Inventories	1,781	1,950
Prepaid expenses and other current assets	1,768	1,086

Total current assets	25,482	26,962

Property and Equipment:
Land improvements	10,000	1,665
Building and improvements	75,057	97,465
Riverboat	15,251	45,042
Furniture and Equipment	18,235	48,098

	118,543	192,270
Less-accumulated depreciation	(3,191)	(32,507)
	115,352	159,763

Other Assets:
Deferred financing costs, net	4,111	4,770
Other	373	373

Total other assets	4,484	5,143

	$145,318	$191,868

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

	(Successor Basis)	(Predecessor Basis)
	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Partners’ Deficiency
Current Liabilities:
Current maturities of long-term debt	$7	$6
Accounts payable	6,417	7,074
Accrued liabilities
Salaries and wages	2,616	2,911
Interest	12,261	11,757
Gaming and other taxes	3,291	1,113
Insurance	2,243	1,591
Other	3,085	3,238
Due to affiliates, net of valuation allowance of $6,420 at June 30, 2003	1,158	6,187
Other current liabilities	1,134	1,370

Total current liabilities	32,212	35,247

Long-Term Debt, net of valuation allowance of $69,544 at June 30, 2003	120,255	189,905

Other Noncurrent Liabilities	351	288

Commitments and Contingencies Partners’ Deficiency	(7,500)	(33,572)

	$145,318	$191,868

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through June 30, 2003	Period from January 1, 2003 Through February 28, 2003	Six Months Ended June30, 2002
Revenues:
Casino	$42,663	$22,730	$74,219
Rooms	2,992	1,353	4,610
Food and beverage	6,614	3,784	12,342
Other	695	376	1,094

	52,964	28,243	92,265
Less-promotional allowances	(6,494)	(5,262)	(17,746)

Net revenues	46,470	22,981	74,519

Expenses:
Casino	22,391	16,700	52,424
Rooms	1,275	344	1,186
Food and beverage	5,541	983	3,471
Other	3,084	516	1,449
General and administrative	8,495	1,447	4,722
Depreciation and amortization	3,191	2,715	8,033

Total expenses	43,977	22,705	71,285

Income from operations	2,493	276	3,234

Non-operating income (expense):
Interest income	31	17	104
Interest expense	(8,891)	(4,456)	(13,593)
Other	(689)	—	—
Write off investment in unconsolidated affiliate	—	—	(313)

Total non-operating expense	(9,549)	(4,439)	(13,802)

Net loss	$(7,056)	$(4,163)	$(10,568)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Revenues:
Casino	$30,996	$36,280
Rooms	2,208	2,396
Foods and beverage	5,001	6,242
Other	498	620

	38,703	45,538
Less promotional allowances	(4,944)	(9,236)
Net revenue	33,759	36,302

Expenses:
Casino	16,733	26,500
Rooms	957	566
Foods and beverage	4,209	1,733
Other	2,252	768
General and administrative	6,459	2,142
Depreciation and amortization	2,400	4,038

Total expenses	33,010	35,747

Income from operations	749	555

Non-operating income (expenses):
Interest income	25	55
Interest expense	(6,598)	(6,747)
Other	(689)	—
Write off investment in unconsolidated affiliate	—	(313)

Total non-operating expense	(7,262)	(7,005)

Net loss	$(6,513)	$(6,450)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN PARTNERS’ DEFICIENCY (Notes 1 and 2)

(In thousands)

(Unaudited)

For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)

and From March 1, 2003 Through June 30, 2003 (Successor Basis)

	Former Partners (1)	HCS I, Inc	HCS II, Inc.	Shreveport Paddlewheels, L.L.C.	Totals
Balances, January 1, 2003- (Predecessor Basis)	$(5,000)	$(30,268)	$(304)	$2,000	$(33,572)
Capital contributions	—	792	8	—	800
Partnership distributions	—	(228)	(2)	—	(230)
Net loss for the period of January 1, 2003 through February 28, 2003	—	(4,121)	(42)	—	(4,163)
Acquisition adjustment	5,000	33,825	340	2,000	37,165

Balances, March 1, 2003- (Successor Basis)	—	—	—	—	—
Partnership distributions	—	(440)	(4)	—	(444)
Net loss for the period of March 1, 2003 through June 30, 2003	—	(6,985)	(71)	—	(7,056)

Balances, June 30, 2003- (Successor Basis)	$—	$(7,425)	$(75)	$—	$(7,500)

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through June 30, 2003	Period from January 1, 2003 Through February 28, 2003	Six Months Ended June30, 2002
OPERATING ACTIVITIES:
Net loss	$(7,056)	$(4,163)	$(10,568)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	3,563	2,902	8,586
Write off investment in unconsolidated affiliate			313
(Benefit) provision for doubtful accounts	77	55	123
Decrease (increase) in accounts receivable	(20)	185	(55)
Increase (decrease) in accounts payable and accrued liabilities	11,348	(9,124)	3,020
Net change in affiliate balances	823	577	1,992
Net change in other current assets and liabilities	(607)	(140)	(427)
Net change in other noncurrent assets and liabilities	43	20	69

Net cash provided by (used in) operating activities	8,171	(9,688)	3,053

INVESTING ACTIVITIES:
Purchases of property and equipment	(69)	(224)	(170)

FINANCING ACTIVITIES:
Repayment of long-term debt	(3)	(1)	(3)
Deferred financing costs	—	—	(5)
Capital contributions	—	800	—
Partner distributions	(444)	(238)	(738)

Net cash (used in) provided by financing activities	(447)	561	(746)

Net increase (decrease) in cash and cash equivalents	7,655	(9,351)	2,137

Cash and cash equivalents at beginning of period	12,274	21,625	26,463
Cash and cash equivalents at the end of period	$19,929	$12,274	$28,600

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)           Organization, Business and Basis of Presentation

Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation which was, until March 3, 2003, ultimately wholly owned by Hollywood Casino Corporation (“HCC”) and since March 3, 2003 has been ultimately wholly owned by Penn National Gaming, Inc. (“Penn National”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners.” QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the transfer of the license to HCL, Sodak and Paddlewheels to operate in Shreveport was structured as the acquisition of the interests of the former partners of QNOV. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans. The $5,000,000 obligation was paid by HCS in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) (Note 3(a)).

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

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the 13% Senior Secured Notes (the “Senior Secured Notes”) issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to HWCC-Holdings, Inc. (“Holdings”), a wholly owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC’s then existing loan agreements. The initial stock purchase in the amount of $250,000, together with subsequent capital contributions of $1,831,000 in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. During the three month period ended March 31, 2003, an additional $800,000 was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS. No additional contributions were made since March 31, 2003.

The accompanying condensed consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware Limited Liability Comapny, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability company to a zero value. The partners terminated the joint venture effective as of September 30, 2002.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat and racino gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations for the three and six month periods ended June 30, 2002 and 2003. The results of operations experienced for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2003.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying notes should therefore be read in conjunction with the Company’s December 31, 2002 annual consolidated financial statements.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital prior to March 3, 2003), Penn National and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003 (Note 2).

Liquidity Issues -

The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

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

On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes (“Note Holders”) that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On July 10, 2003 the Ad Hoc Committee of the Note Holders retained a financial advisor to provide financial advice to it in connection with a possible restructuring or recapitalization of HCS.  HCS consented to such retention and agreed to compensate the financial advisor for its services to the Ad Hoc Committee of the Note Holders.

On August 1, 2003 HCS I, Inc., the managing general partner of HCS, announced that HCS and its co-issuer Shreveport Capital Corporation were not making the August 1, 2003 interest payments, aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that HCS existing cash and cash flow from operations may not be sufficient to fund its capital needs for foreseeable future. Penn National has no obligation to and does not currently anticipate providing additional financial support to HCS. All of these matters raise substantial doubt about the ability of HCS to continue as a going concern.

(2) Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National completed the acquisition of HCC and its subsidiaries, including HCS. Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”. Therefore, the accompanying condensed consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. Therefore, the assets and liabilities of HCS are recorded on the same basis as Penn National. The accompanying condensed consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities.

The purchase price adjustments reflected on the accompanying Successor Basis condensed consolidated financial statements include revaluing HCS’s property and equipment to their estimated fair market values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the merger in the amount of $38,800,000. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37,165,000 to a zero basis as of the merger date. No goodwill was recorded in connection with the merger.

As a result of HCS’s failure to make the Repurchase Offer and other liquidity matters (Notes 1 and 3), a valuation allowance in the amount of $69,544,000 was established with respect to the First Mortgage Notes and Senior Secured Notes to reduce their carrying amount to management’s estimate of their fair market value. Management’s estimate was based on the fair market values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6,420,000 was established at the merger date to fully reserve the management fee payable to a subsidiary of HCC (Note 5). Such management fee is subordinated in payment to the First Mortgage Notes and Senior Secured Notes.

The accompanying Successor Basis condensed consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-merger statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis condensed consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through June 30, 2003 has been adjusted to reflect the revised estimates of fair market value established as a result of the aforementioned appraisal.

(3) Long-term Debt

As discussed in Note 1“Liquidity Issues”, following consummation of the merger of HCC with Penn National, HCS failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur.  HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On August 1, 2003 HCS I, Inc., the managing general partner of HCS, announced that HCS and its co-issuer Shreveport Capital would not make the August 1, 2003 interest payments, aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

Long-term debt is as follows:

	June 30, 2003	December 31, 2002
	(In thousands)

13% First Mortgage Notes, with contingent interest, due 2006 (a)	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $840 and $891 respectively (b)	39,788	39,891
Other	18	20

Total indebtedness	189,806	189,911
Less valuation allowance (Note 2)	(69,544)	—

	120,262	189,911

Less-current maturities	(7)	(6)

Total long-term debt, net	$120,255	$189,905

(a)          In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $140,000 and $280,000 was incurred for the three month periods ended June 30, 2003 and 2002, respectively and $400,000 and $604,000 for the six month periods ended June 30, 2003 and 2002, respectively.   Accrued contingent interest amounted to $1,622,000 and $1,222,000 at June 30, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening.

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

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1“Liquidity Issues”). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b)         In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $36,000 and $70,000 was incurred for the three month periods ended June 30, 2003 and 2002, respectively, and $104,000 and $151,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Accrued contingent interest amounted to $401,000 and $297,000 at June 30, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s then outstanding capital lease obligation with the remainder available for working capital purposes.

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

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (Note 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see Note 3(a) and Note 1“Liquidity Issues”).

Scheduled payments of long-term debt as of June 30, 2003 are set forth below (In thousands):

2003 (six months)	$3
2004	8
2005	6
2006	189,000
$189,017

(4) Operating Leases

In May 1999, HCS entered into a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The term of the lease began when construction commenced and will end on the tenth anniversary of the date the Shreveport Casino opened. HCS has options to renew the lease on the same terms for up to an additional forty years. The lease may be further renewed after that time at prevailing rates and terms for similar leases. The City of Shreveport may terminate the lease as a result of, among other things, a default by HCS under the lease. HCS may terminate the lease at any time if the operation of the Shreveport Casino becomes uneconomic. Base rental payments under the lease were $10,000 per month during the construction period. The base rental amount increased to $450,000 per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $402,500. Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $465,000 and $506,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $960,000 and $1,032,000 for the six month periods ended June 30, 2003 and 2002, respectively.  Such rentals included percentage rentals amounting to $322,000 and $363,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $674,000 and $746,000 for the six month periods ended June 30, 2003 and 2002, respectively.

In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,239,000 and $1,406,000 during the three month periods ended June 30, 2003 and 2002, respectively, and $2,557,000 and $2,861,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Future minimum lease payments as of June 30, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (In thousands):

2003 (six months)	$381
2004	515
2005	370
2006	154
2007	140
Thereafter	1,107
$2,667

(5) Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. The management agreement became effective when the LGCB approved the development of the Shreveport Casino and will remain in effect as long as HCS holds its license, unless sooner terminated in accordance with its terms. Under the terms of the management agreement, HCS incurs basic and incentive management fees to Shreveport Management for its services. The basic fee is equal to 2% of gross revenues, as defined in the agreement, from the operations of the Shreveport Casino. The incentive fee is equal to the sum of (1) 5% of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, in excess of $25,000,000 and up to $35,000,000; (2) 7% of EBITDA in excess of $35,000,000 and up to $40,000,000; and (3) 10% of EBITDA over $40,000,000. In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $644,000 and $726,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $1,347,000 and $1,491,000 for the six month periods ended June 30, 2003 and 2002, respectively, and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at June 30, 2003 and December 31, 2002 amounted to $7,308,000 and $5,961,000, respectively. Such fees, reduced by a valuation allowance of $6,420,000 at June 30, 2003 (Note 2), are included in due to affiliates on the accompanying condensed consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

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

Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying condensed consolidated balance sheets at both June 30, 2003 and December 31, 2002. The Shreveport Casino also had a maintenance and support agreement with ACSC effective as of October 12, 2000 which provided for a monthly fee of $11,000 commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $47,000 during the period prior to March 19, 2002. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 for each of the three month periods ended June 30, 2003 and 2002,and $180,000 for each of the six month periods ended June 30, 2003 and 2002, respectively under the agreement. Unpaid charges of $30,000 are included in due to affiliates on the accompanying condensed consolidated balance sheets at both June 30, 2003 and December 31, 2002.  Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the event of default on the First Mortgage Note and the Senior Secured Note.

(6) Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $316,000 and $363,000, respectively, for the three month periods ended June 30, 2003 and 2002, respectively, and $673,000 and $746,000 for the six month periods ended June 30, 2003 and 2002, respectively.. Unpaid distributions of $ 220,000 and $123,000, respectively, are included in due to affiliates on the accompanying condensed consolidated balance sheets at June 30, 2003 and December 31, 2002. Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the event of default on the the First Mortgage Note and the Senior Secured Note..

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of available restaurant and entertainment space located on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Rental income earned totaled $67,000 for the three month periods ended June 30, 2003 and $134,000 for the six month periods ended June 30, 2003. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, formerly a principal stockholder and director of HCC, held directly or indirectly an approximate 20% interest. These relatives, as well as certain other associates of the former principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage that contributed to the delay in the opening of the facility.  Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage and such claims are the subject of a lawsuit filed in the U.S. District Court for the Western District of Louisiana.  On June 16, 2003 a judgment was entered in that court awarding the Shreveport Casino approximately 3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following disposition of such motions, the defendants may opt to settle or to appeal the judgment and no assurance can be given that the Shreveport Casino will be able to collect all or any portion of judgment made by the trial court.

In a set of related matters, the Shreveport Casino is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the Shreveport Casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, the general contractor, the architect and the Shreveport Casino entered into an agreement to arbitrate their various claims.  Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome

HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCS and its subsidiaries (see Note 1“Liquidity Issues”).

(7) Supplemental Cash Flow Information

HCS paid interest totaling $12,285,000 and $12,286,000, respectively, during the six month periods ended June 30, 2003 and 2002. HCS paid no income taxes during either of the six month periods ended June 30, 2003 or 2002.

As more fully described in Note 2, certain purchase price adjustments have been reflected on the accompanying Successor Basis condensed consolidated financial statements. The $38,800,000 revaluation of HCS’s property and equipment to their estimated fair market values, the $37,165,000 adjustment of deficiencies in its partners’ capital accounts to a zero basis and the establishment of valuation allowances in the amounts of $69,544,000 and $6,420,000, respectively, to reflect management’s estimate of the fair market value of the First Mortgage Notes and Senior Secured Notes and to fully reserve the management fee payable to a subsidiary of HCC (Note 5) have all been excluded from the accompanying Successor Basis condensed consolidated statement of cash flows for the period from March 1, 2003 through June 30, 2003 as noncash transactions.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Note 2)

(In thousands)

	(Successor Basis)	(Predecessor Basis)
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,142	$21,820
Accounts receivable, net allowance of $897 and $881, respectively	2,008	2,301
Inventories	1,781	1,950
Prepaid expenses and other current assets	1,768	1,091
Deferred income taxes	2,875	719

Total current assets	28,574	27,881

Property and Equipment:
Land improvements	10,000	1,665
Building and improvements	75,057	103,465
Riverboat	15,251	45,042
Furniture and Equipment	18,235	48,098

	118,543	192,270
Less-accumulated depreciation	(3,191)	(32,507)

	115,352	165,763

Other Assets:
Deferred financing costs, net	4,111	4,770
Note receivable - affiliate	1,000	1,000
Other	372	373

Total other assets	5,483	6,143

	$149,409	$199,787

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

	(Successor Basis)	(Predecessor Basis)
	June 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Shareholders’ Deficiency
Current Liabilities:
Current maturities of long-term debt	$7	$6
Accounts payable	6,417	7,074
Accrued liabilities
Salaries and wages	2,616	2,911
Interest	12,261	11,757
Gaming and other taxes	3,291	1,113
Insurance	2,243	1,591
Other	3,085	3,238
Due to affiliates, net of valuation allowance of $6,420 at June 30, 2003	1,158	6,064
Other current liabilities	1,134	1,370

Total current liabilities	32,212	35,124

Long-Term Debt, net of valuation allowance of $69,544 at June 30, 2003	120,255	189,905

Deferred Income Taxes	—	719

Other Noncurrent Liabilities	351	288

Commitments and Contingencies

Minority Interest	—	2,123

Shareholders’ (deficiency)
Common stock, $1 par value per share, 1,000,000 shares authorized, 1010 shares issued and outstanding	1	1
Additional paid-in capital	1,201	68,481
Accumulated deficiency	(4,611)	(96,854)

Total shareholders’ equity (deficiency)	(3,409)	(28,372)

	$149,409	$199,787

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through June 30, 2003	Period from January 1, 2003 Through February 28, 2003	Six Months Ended June30, 2002
Revenues:
Casino	$42,663	$22,730	$74,219
Rooms	2,992	1,353	4,610
Food and beverage	6,614	3,784	12,342
Other	695	376	1,094

	52,964	28,243	92,265
Less-promotional allowances	(6,494)	(5,262)	(17,746)

Net revenues	46,470	22,981	74,519

Expenses:
Casino	22,391	16,700	52,424
Rooms	1,275	344	1,186
Food and beverage	5,541	983	3,471
Other	3,084	516	1,449
General and administrative	8,499	1,447	4,722
Depreciation and amortization	3,191	2,715	8,033

Total expenses	43,981	22,705	71,285

Income from operations	2,489	276	3,234

Non-operating income (expense):
Interest income	48	23	129
Interest expense	(8,891)	(4,456)	(13,593)
Write off investment in unconsolidated affiliate	(689)	—	(313)

Total non-operating expense	(9,532)	(4,433)	(13,777)

Loss before minority interest	(7,043)	(4,157)	(10,543)

Minority interest in Hollywood Casino Shreveport	(443)	(230)	(746)

Income loss income taxes (benefit)	(7,486)	(4,387)	(11,289)

Income tax loss (benefit)	(2,875)	—	—

Net loss	$(4,611)	$(4,387)	$(11,289)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

	(Successor Basis)	(Predecessor Basis)
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Revenues:
Casino	$30,996	$36,280
Rooms	2,208	2,396
Foods and beverage	5,001	6,242
Other	498	620

	38,703	45,538
Less promotional allowances	(4,944)	(9,236)

Net revenues	33,759	36,302

Expenses:
Casino	16,733	26,500
Rooms	957	566
Foods and beverage	4,209	1,733
Other	2,252	768
General and administrative	6,464	2,090
Depreciation and amortization	2,400	4,038

Total expenses	33,015	35,695

Income from operations	744	607

Non-operating income (expenses):
Interest income	38	68
Interest expense	(6,598)	(6,747)
Write off investment in unconsolidated affiliate	(689)	(313)

Total non-operating expense	(7,249)	(6,992)

Loss before minority interest	(6,505)	(6,385)

Minority interest in Hollywood Casino Shreveport	(443)	(363)

Income before income taxes (benefit)	(6,948)	(6,748)
Income tax (benefit)	(2,670)	—

Net loss	$(4,278)	$(6,748)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (Notes 1 and 2)

(In thousands except share data)

(Unaudited)

For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)

and March 1, 2003 Through June 30, 2003 (Successor Basis)

	Common Stock
	Shares	Amount	Additional Paid - in Capital	Accumulated Deficiency
Balances, January 1, 2003- (Predecessor Basis)	1,010	$1	$68,481	$(96,854)
Capital contributions	—	—	800	—
Partnership distributions	—	—	—	(4,387)
Net loss for the period of January 1, 2003 through February 28, 2003	5,000	(4,121)	(42)	—
Acquisition adjustment	—	—	(68,076)	101,241

Balances, March 1, 2003- (Successor Basis)	1,010	1	1,201	—
Net loss for the period of March 1, 2003 through June 30, 2003	—	—	—	(4,611)

Balances, June 30, 2003- (Successor Basis)	1,010	$1	$1,201	$(4,611)

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 2)

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through June 30, 2003	Period from January 1, 2003 Through February 28, 2003	Six Months Ended June30, 2002
OPERATING ACTIVITIES:
Net loss	$(4,611)	$(4,387)	$(11,289)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	3,563	2,902	8,586
Write off investment in unconsolidated affiliate	—	—	313
Minority interest in Hollywood Casino Shreveport	443	230	746
(Benefit) provision for doubtful accounts	77	55	123
Decrease (increase) in accounts receivable	(20)	185	(55)
Increase (decrease) in accounts payable and accrued liabilities	11,348	(9,124)	3,020
Net change in affiliate balances	823	576	1,992
Net change in other current assets and liabilities	(3,480)	(142)	(427)
Net change in other noncurrent assets and liabilities	43	20	69

Net cash provided by (used in) operating activities	8,186	(9,685)	3,078

INVESTING ACTIVITIES:
Purchases of property and equipment	(69)	(224)	(170)

FINANCING ACTIVITIES:
Repayment of long-term debt	(3)	(1)	(3)
Deferred financing costs	—	—	(5)
Capital contributions	—	800	—
Limited Partner distributions	(444)	(238)	(738)

Net cash (used in) provided by financing activities	(447)	561	(746)

Net increase (decrease) in cash and cash equivalents	7,670	(9,348)	2,162

Cash and cash equivalents at beginning of period	12,472	21,820	26,609
Cash and cash equivalents at the end of period	$20,142	$12,472	$28,771

The accompanying introductory notes and notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization, Business and Basis of Presentation

HWCC-Louisiana, Inc. (“HCL”) is a Louisiana corporation approximately 99%-owned by Hollywood Casino Corporation (“HCC”) and 1%-owned by HWCC-Holdings, Inc., which is a wholly owned subsidiary of HCC. Since March 3, 2003,  HCC has been a wholly owned subsidiary of Penn National Gaming, Inc. (“Penn National”).  HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL’s initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. (“Sodak”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”) acquired the interests of Queen of New Orleans at the Hilton Joint Venture (“QNOV”). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the “LGCB”) to move their licensed site to the City of Shreveport, approximately 180 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s partners. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5,000,000 obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport (“HCS”).

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

When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10,000,000 with respect to claims asserted by the City in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV’s former partners agreed to pay $5,000,000 to the City and QNOV was released from any further relocation claims. The remaining $5,000,000 obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150,000,000 of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) (Note 3(a)). HCL treated this $5,000,000 as part of the cost of acquiring their interest in HCS and included the cost in property and equipment on the accompanying condensed consolidated balance sheets for periods prior to March 1, 2003 (Note 2).

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account (Note 7). The joint venture partner also receives an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino (Note 7). On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2,500,000 Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining their 10% residual interest and their monthly payment of 1% of “complex net revenues”. During July 1999, Sodak was merged with HCL.

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

In November 2002, HCL issued shares of its common stock to Holdings, a wholly owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC’s then existing loan agreements. The initial stock purchase in the amount of $250,000, together with subsequent capital contributions of $1,831,000 in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. During the three month period ended March 31, 2003, an additional $800,000 was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.  No additional contributions were made since March 31, 2003.

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

The accompanying condensed consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS-Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware limited liability company, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $313,000 during April 2002 to write down its investment in the limited liability company to a zero value. The partners terminated the joint venture effective as of September 30, 2002.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat and racino gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

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

The condensed consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared by HCS without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of purchase price adjustments as more fully described in Note 2 and other normal recurring adjustments) necessary to present fairly the consolidated financial position of HCS as of June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2003 and 2002 and its cash flows for the six month periods ended June 30, 2003 and 2002.

HCC (the ultimate parent of HCS, HCL and Shreveport Capital prior to March 3, 2003), Penn National, and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003 (Note 2).

Liquidity Issues-

The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

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

On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes (“Note Holders”) that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On July 10, 2003 the Ad Hoc Committee of the Note Holders retained a financial advisor to provide financial advice to it in connection with a possible restructuring or recapitalization of HCS.  HCS consented to such retention and agreed to compensate the financial advisor for its services to the Ad Hoc Committee of the Note Holders.

On August 1, 2003 HCS I, Inc., the managing general partner of HCS, announced that HCS and its co-issuer Shreveport Capital Corporation were not making the August 1, 2003 interest payments, aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that HCS existing cash and cash flow from operations may not be sufficient to fund its capital needs for the foreseeable future.  Penn National has no obligation to and does not currently anticipate providing additional financial support to HCS. All of these matters raise substantial doubt about the ability of HCS to continue as a going concern.

(2) Acquisition of HWC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National completed the acquisition of HCC and its subsidiaries, including HCL. Penn National “pushed down” its basis in HCL in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”. Therefore, the accompanying condensed consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. Therefore, the assets and liabilities of HCL are recorded on the same basis as Penn National. The accompanying condensed consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities.

The purchase price adjustments reflected on the accompanying Successor Basis condensed consolidated financial statements include revaluing HCL’s property and equipment to their estimated fair market values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the merger in the amount of $44,800,000, consisting of $38,800,000 of property and equipment at HCS and $6,000,000 of project costs recorded by HCL (Notes 1 and 7). HCL’s additional paid-in capital and accumulated deficiency were adjusted by $68,076,000 and $101,241,000, respectively, as of the merger date. The $2,000,000 minority interest arising from Paddlewheels’ initial cash contribution with funds borrowed from HCL and otherwise credited to their account (Note 7) was also eliminated.

No goodwill was recorded in connection with the merger. As a result of HCS’s failure to make the Repurchase Offer and other liquidity matters (Notes 1 and 3), a valuation allowance in the amount of $69,544,000 was established with respect to the First Mortgage Notes and Senior Secured Notes to reduce their carrying amount to management’s estimate of their fair market value. Management’s estimate was based on the fair market values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6,420,000 was established at the merger date to fully reserve the management fee payable to a subsidiary of HCC (Note 6). Such management fee is subordinated in payment to the First Mortgage Notes and Senior Secured Notes.

The accompanying Successor Basis condensed consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-merger statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis condensed consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through June 30, 2003 has been adjusted to reflect the revised estimates of fair market value established as a result of the aforementioned appraisal.

(3) Long-term Debt

As discussed in Note 1-“Liquidity Issues”, following consummation of the merger of HCC with Penn National, HCS failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under these indentures and was therefore in Default under such indentures. Pursuant to the indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On August 1, 2003 HCS I, Inc., the managing general partner of HCS, announced that HCS and its co-issuer Shreveport Capital were not making the August 1, 2003 interest payments, aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.  At this time, HCS does not anticipate making the required interest payment.

HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

Long-term is as follows:

	June 30, 2003	December 31, 2002
	(In thousands)

13% First Mortgage Notes, with contingent interest, due 2006 (a)	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $840 and $891 respectively (b)	39,788	39,891
Other	18	20

Total indebtedness	189,806	189,911
Less valuation allowance (Note 2)	(69,544)	—

	120,262	189,911
Less-current maturities	(7)	(6)

Total long-term debt, net	$120,255	$189,905

(a)                                  In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters. Contingent interest amounting to $140,000 and $280,000 was incurred for the three month periods ended June 30, 2003 and 2002, respectively and $400,000 and $604,000 for the six month periods ended June 30, 2003 and 2002, respectively.   Accrued contingent interest amounted to $1,622,000 and $1,222,000 at June 30, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening.

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

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1-“Liquidity Issues”). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

(b)                                 In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounting to $36,000 and $70,000 was incurred for the three month periods ended June 30, 2003 and 2002, respectively, and $104,000 and $151,000 for the six month periods ended June 30, 2003 and 2002, respectively. Accrued contingent interest amounted to $401,000 and $297,000 at June 30, 2003 and December 31, 2002, respectively.

Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s then outstanding capital lease obligation with the remainder available for working capital purposes.

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

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (Note 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see Note 3(a) and Note 1-“Liquidity Issues”).

Scheduled payments of long-term debt as of June 30, 2003 are set forth below (In thousands):

2003 (six months)	$3
2004	8
2005	6
2006	189,000
$189,017

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

Subsequent renewal period base rental payments will increase by 15% during each of the next four five-year renewal terms with no further increases. In addition to the base rent, HCS pays monthly percentage rent of not less than $500,000 per year equal to 1% of monthly adjusted gross revenues and the amount, if any, by which monthly parking facilities net income exceeds the parking income credit, as all such terms are defined in the lease agreement. Ground lease rentals amounted to $465,000and $506,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $960,000 and $1,032,000 for the six month periods ended June 30, 2003 and 2002, respectively.  Such rentals included percentage rentals amounting to $322,000 and $363,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $674,000 and $746,000 for the six month periods ended June 30, 2003 and 2002, respectively.

In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and ..5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $1,239,000and $1,406,000 during the three month periods ended June 30, 2003 and 2002, respectively, and $2,557,000 and $2,861,000 for the six month periods ended June 30, 2003 and 2002, respectively.

HCS also leases office, parking and warehouse space and certain equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through 2015. Many of the lease agreements are cancelable or have initial terms of one year or less. A number of the leases contain automatic renewal options unless notice of termination is given and some include contingent rental payments based on a specified level of use; such contingent rental payments have not been significant. Total rental expense for such leases amounted to $568,000 and $682,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $1,194,000 and $1,304,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Future minimum lease payments as of June 30, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (In thousands):

2003 (six months)	$381
2004	515
2005	370
2006	154
2007	140
Thereafter	1,107
$2,667

(5) Income Taxes

HCL is included in Penn National’s consolidated federal income tax return for periods subsequent to the merger and was included in HCC’s consolidated federal income tax return for periods prior to the merger. Pursuant to agreements between HCL and Penn National and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes for either of the six month periods ended June 30, 2003 or 2002. At June 30, 2003, HCL has net operating loss carryforwards (“NOL’s”) for federal income tax purposes totaling approximately $109,900,000 that do not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of such NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for all periods presented.

As a result of the acquisition of HCC by Penn National, a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HCL’s loss carryforwards available for use in any one year by Penn National will most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HCL’s loss carryforwards.

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

In addition, HCS reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $644,000 and $726,000, respectively, for the three month periods ended June 30, 2003 and 2002, and $1,347,000 and $1,491,000 for the six month periods ended June 30, 2003 and 2002, respectively, and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at June 30, 2003 and December 31, 2002 amounted to $7,308,000 and $5,961,000, respectively. Such fees, reduced by a valuation allowance of $6,420,000 at June 30, 2003 (Note 2), are included in due to affiliates on the accompanying condensed consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes (Note 3), management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

The Shreveport Casino’s casino system software was provided and installed by Advanced Casino Systems Corporation (“ACSC”). Prior to March 19, 2002, ACSC was a wholly owned subsidiary of Greate Bay Casino Corporation (“Greate Bay”) which had certain officers, directors and principal shareholders in common with HCC. On March 19, 2002, GBCC completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, an unaffiliated third party. Costs incurred in connection with the installation of the software system amounting to $2,626,000 are included in operating equipment on the accompanying condensed consolidated balance sheets at both June 30, 2003 and December 31, 2002. The Shreveport Casino also had a maintenance and support agreement with ACSC effective as of October 12, 2000 which provided for a monthly fee of $11,000 commencing 90 days after installation of ACSC’s casino system plus additional services at rates charged by ACSC to third parties. HCS incurred charges and fees to ACSC amounting to $47,000 during the period prior to March 19, 2002. A new maintenance and support agreement was entered into with ACSC’s new owners effective March 19, 2002.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000 effective with the opening of the Shreveport Casino. HCS expensed $90,000 for each of the three month periods ended June 30, 2003 and 2002 ,and $180,000 for each of the six month periods ended June 30, 2003 and 2002, respectively under the agreement. Unpaid charges of $30,000 are included in due to affiliates on the accompanying condensed consolidated balance sheets at both June 30, 2003 and December 31, 2002.  Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the event of default on the First Mortgage Notes and the Senior Secured Notes.

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

Paddlewheels was also given credit for an additional $1,000,000 capital contribution at the time construction financing was obtained and the $5,000,000 liability described in Note 1 was paid. Such credit was in recognition of guarantees provided by an affiliate of Paddlewheels necessary to obtain LGCB approval for the Shreveport Casino. The additional $1,000,000 credit to Paddlewheels’s capital account resulted in an additional $1,000,000 minority interest and was treated as an additional project cost for periods prior to March 1, 2003 (Note 2).

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the assignment by Paddlewheels and its affiliates of their joint venture interest in HCS to HCL and Sodak. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $316,000 and $363,000, respectively, for the three month periods ended June 30, 2003 and 2002, respectively, and $668,000 and $746,000 for the six month periods ended June 30, 2003 and 2002, respectively.. Unpaid distributions of $220,000 and $123,000, respectively, are included in due to affiliates on the accompanying condensed consolidated balance sheets at June 30, 2003 and December 31, 2002. Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the event of default on the First Mortgage Note and the Senior Secured Note.

During July 2002, HCS reimbursed $598,000 of construction finish out costs incurred by an outside lessee with respect to approximately 45,000 square feet of available restaurant and entertainment space located on property leased from the Shreveport Casino. Effective as of May 1, 2002, HCS began receiving rental payments of $6 per square foot annually, payable at the rate of $22,000 per month. In addition, HCS is to receive percentage rentals as specified in the lease agreement. Rental income earned totaled $67,000 for the three month periods ended June 30, 2003  and $134,000 for the six month periods ended June 30, 2003. The lessee is a limited liability company in which certain relatives of Jack E. Pratt, formerly a principal stockholder and director of HCC, held directly or indirectly an approximate 20% interest. These relatives, as well as certain other associates of the former principal stockholder, have held and may continue to hold directly or indirectly interests in certain sublessees of the lessee that are or will be operating tenants in the space.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage that contributed to the delay in the opening of the facility.  Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage and such claims are the subject of a lawsuit filed in the U.S. District Court for the Western District of Louisiana.  On June 16, 2003 a judgment was entered in that court awarding the Shreveport Casino approximately 3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following disposition of such motions, the defendants may opt to settle or to appeal the judgment and no assurance can be given that the Shreveport Casino will be able to collect all or any portion of judgment made by the trial court.

In a set of related matters, the Shreveport Casino is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the Shreveport Casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, the general contractor, the architect and the Shreveport Casino entered into an agreement to arbitrate their various claims.  Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome.

HCL is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCL and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCL and its subsidiaries (see Note 1“Liquidity Issues”).

(8) Supplemental Cash Flow Information

HCS paid interest totaling $12,285,000 and $12,286,000, respectively, during the six month periods ended June 30, 2003 and 2002. HCS paid no income taxes during either of the six month periods ended June 30, 2003 or 2002.

As more fully described in Note 2, certain purchase price adjustments have been reflected on the accompanying Successor Basis condensed consolidated financial statements. The $38,800,000 revaluation of HCS’s property and equipment to their estimated fair market values, the $37,165,000 adjustment of deficiencies in its partners’ capital accounts to a zero basis and the establishment of valuation allowances in the amounts of $69,544,000 and $6,420,000, respectively, to reflect management’s estimate of the fair market value of the First Mortgage Notes and Senior Secured Notes and to fully reserve the management fee payable to a subsidiary of HCC (Note 5) have all been excluded from the accompanying Successor Basis condensed consolidated statement of cash flows for the period from March 1, 2003 through June 30, 2003 as noncash transactions.

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

Results of Operations

As a result of the acquisition of HCC by Penn National, certain accounting reclassifications were made to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statements of operations are not meaningful. The table below reflects departmental profit from operations at the Shreveport Casino on a comparable basis as if Penn National’s Successor Basis reclassifications had been in effect for all periods presented. The discussion which follows is based on this Successor Basis presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Departmental Revenues:
Casino	$30,996	$35,199	$64,742	$72,107
Rooms	2,208	2,396	4,344	4,610
Food and beverage	5,001	6,242	10,398	12,342
Other	498	620	1,071	1,094
Promotional allowances	(4,944)	(6,312)	(10,155)	(12,112)

Net revenues	33,759	38,145	70,400	78,041

Departmental Expenses:
Casino	16,733	18,365	33,777	36,666
Rooms	957	991	1,884	1,955
Food and beverage	4,209	5,394	8,566	10,632
Other	2,252	3,084	4,904	5,429

Total departmental expenses	24,151	27,834	49,131	54,682

Departmental profit	$9,608	$10,311	$21,269	$23,359

Departmental profit margin	28.5%	27.0%	30.2%	21.5%

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino decreased $4.2 million (11.9%) during the three months ended June 30, 2003 compared to 2002. This decrease is a result of a 14% decrease in slot machine play and a 2% decrease in table game drop. Poker, which the Shreveport Casino began offering in June 2002, accounted for approximately $1.0 million of revenues in 2003 compared to $.2 million in 2002.  Attendance for the period was down 15.5% in 2003 compared to 2002 as a result of the opening of Louisiana Downs slots in May, general economic conditions in the market area and competition in the marketplace.

Management further expects the difficult market conditions will continue thru the end of 2003 and, as a result, the Shreveport Casino is expected to report lower earnings and operating cash flows for the balance of 2003. Harrah’s Entertainment Inc. has announced that it has completed its acquisition of a controlling interest in Louisiana Downs and opened as a temporary casino offering approximately 900 slot machines in May of 2003. Harrah’s Entertainment, Inc. has also announced plans for the construction of a new permanent casino facility to replace the temporary casino. The permanent casino will be connected to the racetrack, will offer approximately 1,500 slot machines and is expected to open by the summer of 2004. The successful completion and opening of these facilities would result in another source of competition for and could have a material adverse affect on the Shreveport Casino.

Room revenues decreased 7.8% during the 2003 period compared to 2002. Hotel occupancy rates decreased slightly to 95.0% during the 2003 period from 96.3% in 2002. The average daily room rate decreased to $63 during the 2003 period from $68 in 2002 as room rates were lowered to meet competitive pressures in the Shreveport/Bossier City marketplace.

Food and beverage revenues decreased 19.9% during the three months ended June 30, 2003 compared to the prior year period primarily as a result of a decrease in admissions to the casino and a corresponding decrease in promotional activities.

Other revenues decreased 19.7% during the three month period ended June 30, 2003 compared to the same period in 2002. The decrease is primarily due to rental income of $67,000 earned with respect to restaurant and entertainment facilities operating in space leased from the Shreveport Casino that was offset by a decrease in theater revenues generated during the period.   The decrease in theater revenues was due to the closing of the themed show for two months of the second quarter in 2003.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Overall, promotional allowances decreased by 21.7% during the second quarter of 2003 compared to the same period during 2002. Stated as a percentage of the associated room, food and beverage and other revenues, such goods and services provided to patrons without charge decreased slightly to 64.1% during the 2003 period from 68.2% during the 2002 period reflecting increased controls over the use of complementaries.

Departmental Expenses

The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Since the second half of 2001, management has continued to make significant progress in achieving the principal elements of its new business plan to reduce operating costs while maintaining the Shreveport Casino’s level of service. Management reduced the property’s operating costs during the second quarter of 2003 by approximately $3.7 million (13.2%) compared to the same period in 2002, offsetting a significant portion of the $4.4 million decline in net revenues.

Casino expenses decreased by $1.6 million  (8.9%) during the three months ended June 30, 2003 compared to the same period in 2002. The decrease in expenses were due to management cost savings initiatives discussed above. Gaming taxes decreased by approximately $.7 million due to lower gaming revenues during the period.  Expenditures were reduced in the areas of payroll, cage operations, and advertising as operations were adjusted to current admissions levels.

The 3.4% decrease in rooms expense during the three month period ended June 30, 2003 compared to the prior year period reflects management cost savings initiatives and slightly lower occupancy rates.

Food and beverage expenses decreased by $1.2 million (22.0%) due to reductions in the cost of goods sold, consistent with the 19.9% reduction in revenues, as well as to reductions in payroll costs and increases in operating efficiency. Other expenses decreased by 26.9% compared to the prior year period primarily due to , the closing of the themed show for two months of the second quarter in 2003 partially offset by an increase in insurance costs.

General and Administrative

General and administrative expenses at the Shreveport Casino presented on a comparable Successor Basis accounting method amounted to $6.5 million and $6.3 million, respectively, during the three month periods ended June 30, 2003 and 2002. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $0.6 million in 2003 compared to $0.7 million in 2002.

Depreciation and Amortization

Depreciation and amortization expense decreased to $2.4 million during the three month period ended June 30, 2003 period from $4.0 million during the prior year period. The 2003 period decrease includes a reduction in depreciation expense as a result of the revaluation of HCS’s fixed assets to their estimated fair market values at the date of purchase by Penn National.

Interest Income

Interest income at HCS decreased by $31,000 during the three months ended June 30, 2003 compared to the prior year period. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates.

Interest Expense

Interest expense decreased by $149,000 (2.2%) during the three month period ended June 30, 2003 compared to the prior year period due primarily to the decrease in contingent interest incurred on the First Mortgage Notes and Senior Secured Notes.

Income Taxes

HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in Penn National’s consolidated federal income tax return for periods subsequent to the merger and was included in HCC’s consolidated federal income tax return for periods prior to the merger. Pursuant to agreements between HCL and Penn National and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. The condensed consolidated financial statements of HCL include the federal tax provisions of its subsidiaries which are partners in HCS. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such minority interest amounted to $322,000 and $363,000 during the three month periods ended June 30, 2003 and 2002, respectively, and is reflected as a reduction in arriving at net loss on the accompanying condensed consolidated statements of operations of HCL.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino decreased $7.4 million (10.2%) during the six months ended June 30, 2003 compared to 2002. This decrease is a result of a 9% decrease in slot machine play and a 6% decrease in table game drop. Poker, which the Shreveport Casino began offering in June 2002, accounted for approximately $2.0 million of revenues in 2003 compared to $.2 million in 2002.  Attendance for the period was down 13.4% in 2003 compared to 2002 as a result of the opening of Louisiana Downs slots in May, general economic conditions in the market area and competition in the marketplace.

Room revenues decreased 5.8% during the 2003 period compared to 2002. Hotel occupancy rates decreased slightly to 94.8% during the 2003 period from 95.7% in 2002. The average daily room rate decreased to $64 during the 2003 period from $68 in 2002 as room rates were lowered to meet competitive pressures in the Shreveport/Bossier City marketplace.

Food and beverage revenues decreased 15.7% during the six month period ended June 30, 2003 compared to the prior year period primarily as a result of a decrease in admissions to the casino and a corresponding decrease in promotional activities.

Other revenues decreased 2.1% during the six month period ended June 30, 2003 compared to the same period in 2002. The decrease is primarily due to rental income of $134,000 earned with respect to restaurant and entertainment facilities operating in space leased from the Shreveport Casino that was offset by a decrease in theater revenues generated during the period.   The decrease in theater revenues was due to the closing of the themed show for two months of the second quarter in 2003.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Overall, promotional allowances decreased by 16.2% during the six months ended June 30, 2003 compared to the same period during 2002. Stated as a percentage of the associated room, food and beverage and other revenues, such goods and services provided to patrons without charge decreased slightly to 64.2% during the 2003 period from 67.1% during the 2002 period reflecting increased controls over the use of complementaries.

Departmental Expenses

The Shreveport Casino was designed to be a major destination resort. Accordingly, its initial cost structure was based on the facility generating a significant level of gaming revenues. During the summer of 2001, management initiated a new business plan for the Shreveport Casino in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Since the second half of 2001, management has continued to make significant progress in achieving the principal elements of its new business plan to reduce operating costs while maintaining the Shreveport Casino’s level of service. Management reduced the property’s operating costs during the second quarter of 2003 by approximately $5.6 million (10.2%) compared to the same period in 2002, offsetting a significant portion of the $7.6 million decline in net revenues.

Casino expenses decreased by $2.9 million  (7.9%) during the six months ended June 30, 2003 compared to the same period in 2002. Gaming taxes decreased by approximately $1.3 million due to lower gaming revenues during the period.  Expenditures were reduced in the areas of payroll, cage operations, and advertising as operations were adjusted to current admissions levels.

The 3.6% decrease in rooms expense during the six month period ended June 30, 2003 compared to the prior year period reflects management cost savings initiatives and slightly lower occupancy rates.

Food and beverage expenses decreased by $2.1 million (19.4%) due to reductions in the cost of goods sold, consistent with the 15.7% decrease in revenues, as well as to reductions in payroll costs and increases in operating efficiency. Other expenses decreased by 9.7% compared to the prior year period primarily due to the closing of the themed show for two months of the second quarter in 2003.

General and Administrative

General and administrative expenses at the Shreveport Casino presented on a comparable Successor Basis accounting method amounted to $12.6 million and $12.5 million, respectively, during the six month periods ended June 30, 2003 and 2002. General and administrative expenses include management fees payable to a subsidiary of HCC which amounted to $1.3 million in 2003 compared to $1.5 million in 2002. The increase in general and administrative expenses is primarily a result of additional legal fees incurred for litigation with an insurance company for a tornado damage claim suffered in 2000.

Depreciation and Amortization

Depreciation and amortization expense decreased to $5.9 million during the six month period ended June 30, 2003 period from $8.0 million during the prior year period. The 2003 period decrease includes a reduction in depreciation expense as a result of the revaluation of HCS’s fixed assets to their estimated fair market values at the date of purchase by Penn National.

Interest Income

Interest income at HCS decreased by $56,000 during the six months ended June 30, 2003 compared to the prior year period. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates.

Interest Expense

Interest expense decreased by $246,000 (1.6%) during the six month period ended June 30, 2003 compared to the prior year period due primarily to the decrease in contingent interest incurred on the First Mortgage Notes and Senior Secured Notes.

Income Taxes

HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in Penn National’s consolidated federal income tax return for periods subsequent to the merger and was included in HCC’s consolidated federal income tax return for periods prior to the merger. Pursuant to agreements between HCL and Penn National and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. The condensed consolidated financial statements of HCL include the federal tax provisions of its subsidiaries which are partners in HCS. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such minority interest amounted to $673,000 and $746,000 during the six month periods ended June 30, 2003 and 2002, respectively, and is reflected as a reduction in arriving at net loss on the accompanying condensed consolidated statements of operations of HCL.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings and capital contributions from the parent company.

Acquisition by Penn National

The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

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

On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes (“Note Holders”) that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On July 10, 2003 the Ad Hoc Committee of the Note Holders retained a financial advisor to provide financial advice to it in connection with a possible restructuring or recapitalization of HCS.  HCS consented to such retention and agreed to compensate the financial advisor for its services to the Ad Hoc Committee of the Note Holders.

On August 1, 2003 HCS I, Inc., the managing general partner of HCS, announced that HCS and its co-issuer Shreveport Capital Corporation were not making the August 1, 2003 interest payments, aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that HCS existing cash and cash flow from operations may not be sufficient to fund its capital needs for the foreseeable future. Penn National has no obligation to and does not currently anticipate providing additional financial support to HCS. All of these matters raise substantial doubt about the ability of HCS to continue as a going concern.

Shreveport Management Contract

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

Such fees amounted to $1.3 million for the six months ended June 30, 2003, the payment of which was deferred. Under the indenture governing the First Mortgage Notes and Senior Secured Notes management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

Paddlewheels Residual Interest Payments and Marine Services Agreement

HCS I, Inc. and HCS II, Inc. have assumed HCL’s obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as they remain a joint venture partner in HCS. HCS paid or accrued distributions totaling $682,000 and incurred marine services fees of $180,000 under these agreements during the six months ended June 30, 2003.  HCS has suspended payments to Paddlewheels due to the event of default on the First Mortgage Notes and Senior Secured Notes.

$150 Million 13% First Mortgage Notes

In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.  Contingent interest amounted to $400,000 for the six month periods ended June 30, 2003. Accrued contingent interest amounted to $1,622,000 at June 30, 2003. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening.

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

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into mergers or consolidations (see Note 1-“Liquidity Issues”). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

$39 Million 13% Senior Secured Notes

In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounted to $104,000 for the six month periods ended June 30, 2003. Accrued contingent interest amounted to $401,000 and $297,000 at June 30, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s then outstanding capital lease obligation with the remainder available for working capital purposes.

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

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (Note 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see Note 3(a) and Note 1-“Liquidity Issues”).

City of Shreveport Ground Lease

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

The base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $960,000 during the six month period ended June 30, 2003, including percentage rentals amounting to $673,000. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $2.6 million during the six months ended June 30, 2003.

There are no significant scheduled maturities of long-term debt prior to 2006 at which time both the First Mortgage Notes and Senior Secured Notes become due.

Commitments under Operating Leases

Commitments under noncancellable operating leases, exclusive of the ground lease previously discussed, amount to $381,000 during the remainder of 2003. Such commitments decrease steadily from $515,000 in 2004 to $140,000 in 2007 and total approximately $2.7 million over the remainder of the lease terms.

Capital Expenditures

Capital expenditures at the Shreveport Casino during the first six months of 2003 amounted to $293,000. Management anticipates spending approximately $2.5 million during the remainder of 2003 toward the Shreveport Casino’s ongoing program of capital improvements; however, such amount may be reduced in the event certain cash flow levels are not realized.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage that contributed to the delay in the opening of the facility.  Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage and such claims are the subject of a lawsuit filed in the U.S. District Court for the Western District of Louisiana.  On June 16, 2003 a judgment was entered in that court awarding the Shreveport Casino approximately 3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following disposition of such motions, the defendants may opt to settle or to appeal the judgment and no assurance can be given that the Shreveport Casino will be able to collect all or any portion of judgment made by the trial court.

In a set of related matters, the Shreveport Casino is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the Shreveport Casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, the general contractor, the architect and the Shreveport Casino entered into an agreement to arbitrate their various claims.  Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome.

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

Changes in the market interest rate would also impact the fair market value of HCS’s outstanding fixed rate debt instruments. Management estimates that an increase of 1% in the market interest rate would result in a decrease in the fair market value of HCS’s debt securities of approximately $4.9 million.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Information in response to this Item is incorporated by reference to the information set forth in Note 6 and Note 7 of the Notes to Condensed Consolidated Financial Statements of HCS and HCL, respectively, in Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements under the caption “Liquidity Issues”, following consummation of the merger of Hollywood Casino Corporation with Penn National Gaming, Inc., Hollywood Casino Shreveport failed to make the Repurchase Offer as required under the respective indentures to the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, Hollywood Casino Shreveport received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that it had failed to make the Repurchase Offer within ten days of the merger as required under the indentures. Pursuant to the indentures, Hollywood Casino Shreveport had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures would occur. Hollywood Casino Shreveport did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared and Event of Default.

On August 1, 2003 Hollywood Casino Shreveport I, Inc. the managing general partner of Hollywood Casino Shreveport, announced that Hollywood Casino Shreveport and its co-issuer Shreveport Capital would not make the August 1, 2003 interest payments aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

Hollywood Casino Shreveport is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions.  There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that Hollywood Casino Shreveport may not eventually be involved in a proceeding under the federal bankruptcy laws.

Item 6(a). Exhibits

None.

Item 6(b). Reports on Form 8-K

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

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION By: HCS I, Inc.

Date:	August 14, 2003	By:	/s/	John C. Hull
John C. Hull
Chief Financial Officer

HWCC-LOUISIANA, INC.

Date:	August 14, 2003	By:	/s/	John C. Hull
John C. Hull
Chief Financial Officer