Form 10-Q
period 2003-09-30
HOLLYWOOD CASINO SHREVEPORT
filed 2003-11-14
CIK 1096352

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(972) 392-7777

(Registrants’ telephone number, including area code)

Not Applicable

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

Yes  ☒    No  ☐

Indicate by check mark whether each of the Registrants is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at November 7, 2003

Hollywood Casino Shreveport	None	None
Shreveport Capital Corporation	Common Stock, $.01 par value	1,000 Shares

HOLLYWOOD CASINO SHREVEPORT

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

	(Successor Basis)	(Predecessor Basis)
	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,254	$21,625
Accounts receivable, net allowance of $952 and $881, respectively	1,798	2,301
Inventories	1,837	1,950
Prepaid expenses and other current assets	1,795	1,086

Total current assets	27,684	26,962

Property and equipment:
Land improvements	10,000	1,665
Building and improvements	75,056	97,465
Riverboat	15,257	45,042
Furniture and equipment	18,412	48,098

	118,725	192,270
Less-accumulated depreciation	(5,649)	(32,507)
	113,076	159,763

Other assets	4,154	5,143

	$144,914	$191,868

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Successor Basis)	(Predecessor Basis)
	September 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Partners’ Deficiency
Current liabilities:
Current maturities of long-term debt	$7	$6
Accounts payable	5,254	7,074
Accrued liabilities
Salaries and wages	2,220	2,911
Interest	18,526	11,757
Gaming and other taxes	4,775	1,113
Insurance	2,308	1,591
Other	2,994	3,238
Due to affiliates, net of valuation allowance of $6,420 at September 30, 2003	2,418	6,187
Other current liabilities	1,197	1,370

Total current liabilities	39,699	35,247

Long-term debt, net of valuation allowance of $69,544 at September 30, 2003	120,199	189,905

Other noncurrent liabilities	377	288

Commitments and contingencies
Partners’ deficiency	(15,361)	(33,572)

	$144,914	$191,868

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through September 30, 2003	Period from January 1, 2003 Through February 28, 2003	Nine Months Ended September 30, 2002
Revenues:
Casino	$75,426	$22,730	$110,914
Rooms	5,229	1,353	7,033
Food and beverage	12,266	3,784	18,795
Other	1,443	376	1,867
	94,364	28,243	138,609
Less-promotional allowances	(12,483)	(5,262)	(27,310)

Net revenues	81,881	22,981	111,299

Expenses:
Casino	40,545	16,700	80,078
Rooms	2,253	344	1,688
Food and beverage	10,653	983	5,170
Other	5,829	516	2,228
General and administrative	14,668	1,447	7,562
Depreciation and amortization	5,649	2,715	12,106

Total expenses	79,597	22,705	108,833

Income from operations	2,284	276	2,467

Non-operating income (expense):
Interest income	51	17	153
Interest expense	(15,432)	(4,456)	(20,142)
Other	(1,489)	—	—
Write off investment in unconsolidated affiliate	—	—	(313)

Total non-operating expense	(16,870)	(4,439)	(20,302)

Net loss	$(14,586)	$(4,163)	$(17,835)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Revenues:
Casino	$32,762	$36,695
Rooms	2,238	2,423
Foods and beverage	5,652	6,453
Other	747	773
	41,399	46,344

Less promotional allowances	(5,988)	(9,564)
Net revenue	35,411	36,780

Expenses:
Casino	18,155	27,654
Rooms	977	502
Food and beverage	5,112	1,699
Other	2,745	779
General and administrative	6,172	2,840
Depreciation and amortization	2,459	4,073

Total expenses	35,620	37,547

Loss from operations	(209)	(767)

Non-operating income (expenses):
Interest income	20	49
Interest expense	(6,541)	(6,549)
Other	(801)	—

Total non-operating expense	(7,322)	(6,500)

Net loss	$(7,531)	$(7,267)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES

IN PARTNERS’ DEFICIENCY

(In thousands)

(Unaudited)

For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and From March 1, 2003 Through September 30, 2003 (Successor Basis)

	Former Partners	HCS I, Inc	HCS II, Inc.	Shreveport Paddlewheels, L.L.C.	Totals
Balances, January 1, 2003-
(Predecessor Basis)	$(5,000)	$(30,268)	$(304)	$2,000	$(33,572)
Capital contributions	—	792	8	—	800
Partnership distributions	—	(228)	(2)	—	(230)
Net loss for the period of January 1, 2003 through February 28, 2003	—	(4,121)	(42)	—	(4,163)
Acquisition adjustment	5,000	33,825	340	(2,000)	37,165

Balances, March 1, 2003- (Successor Basis)	—	—	—	—	—
Partnership distributions	—	(767)	(8)	—	(775)
Net loss for the period of March 1, 2003 through September 30, 2003	—	(14,440)	(146)	—	(14,586)

Balances, September 30, 2003- (Successor Basis)	$—	$(15,207)	$(154)	$—	$(15,361)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through September 30, 2003	Period from January 1, 2003 Through February 28, 2003	Nine Months Ended September 30, 2002
OPERATING ACTIVITIES:
Net loss	$(14,586)	$(4,163)	$(17,835)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	6,300	2,902	12,942
Gain on disposal of assets	—	—	(16)
Write off investment in unconsolidated affiliate	—	—	313
(Benefit) provision for doubtful accounts	77	55	277
Decrease (increase) in accounts receivable	186	185	(718)
Increase (decrease) in accounts payable and accrued liabilities	17,512	(9,124)	(1,432)
Net change in affiliate balances	2,083	577	2,850
Net change in other current assets and liabilities	(629)	(140)	(769)
Net change in other noncurrent assets and liabilities	69	12	103

Net cash provided by (used in) operating activities	11,012	(9,696)	(4,285)

INVESTING ACTIVITIES:
Purchases of property and equipment	(252)	(224)	(1,188)
Proceeds from the disposal of assets	—	—	32

Net cash provided by (used in) investing activities	(252)	(224)	(1,156)

FINANCING ACTIVITIES:
Repayment of long-term debt	(5)	(1)	(5)
Deferred financing costs	—	—	(5)
Capital contributions	—	800	—
Partner distributions	(775)	(230)	(1,108)

Net cash (used in) provided by financing activities	(780)	569	(1,118)

Net increase (decrease) in cash and cash equivalents	9,980	(9,351)	(6,559)

Cash and cash equivalents at beginning of period	12,274	21,625	26,463
Cash and cash equivalents at the end of period	$22,254	$12,274	$19,904

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                 Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of Hollywood Casino Shreveport (“HCS”) and its wholly owned subsidiary, Shreveport Capital Corporation (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002. The results of operations experienced for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2003.

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

(2)                                 Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of Hollywood Casino Corporation (“HCC”) and its subsidiaries, including HCS. Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”. The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities.

The purchase price adjustments reflected on the accompanying Successor Basis consolidated financial statements include revaluing HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition  in the amount of $38,800,000. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37,165,000 to a zero basis as of the acquisition  date. No goodwill was recorded in connection with the acquisition .

As a result of the liquidity issues discussed in Note 3, a valuation allowance in the amount of $69,544,000 was established with respect to the $150,000,000 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39,000,000 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6,420,000 was established at the acquisition  date to fully reserve the management fee payable to a subsidiary of HCC. Such management fee is subordinated in payment to the First Mortgage Notes and Senior Secured Notes.

The accompanying Successor Basis consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-acquisition  statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through September 30, 2003 has been adjusted to reflect the revised estimates of fair value established as a result of the aforementioned appraisal.

(3)                                 Liquidity Issues

The terms of the acquisition  agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the acquisition  agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, HWCC-Holdings, Inc. (“Holdings”), a wholly owned subsidiary of HCC, which was not subject to certain restrictions on making investments under HCC’s then existing indentures, contributed through its subsidiaries an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

The terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the acquisition , HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the First Mortgage Notes and Senior Secured Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes (“Note Holders”) that HCS had failed to make the Repurchase Offer within ten days of the acquisition  as required under the respective governing indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

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

HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and affected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that the HCS existing cash and cash flow from operations may not be sufficient to fund its capital needs for the foreseeable future. Penn National has no obligation to and does not currently anticipate providing additional financial support to HCS. All of these matters continue to raise substantial doubt about the ability of HCS to continue as a going concern.

(4)                                 Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by the Louisiana Gaming Commission Board.  HCS’s current license to operate the Shreveport casino expires on September 21, 2004.  The loss of this license could have a material effect on the future results of operations.

The Company is dependent on the local market for a significant number of its patrons and revenues.  HCS estimates that a significant amount of the casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport casino also faces intense competition from other riverboat and horse racing gaming operations in Shreveport and Bossier City, Louisiana as well as other types of gaming emerging in Oklahoma. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent on a stable gaming and admission tax structure.  Any change in the tax structure could have a material adverse effect on future results of operations.

(5)                                 Long-term Debt

As discussed in Note 3 – Liquidity Issues, the note holders of the First Mortgage Notes and Senior Secured Notes have declared an Event of Default under the indentures governing the First Mortgage Notes and Senior Secured Notes as a result of the failure to make the repurchase offers as required by such indentures and HCS did not make the August 1, 2003 interest payment, aggregating $12.3 million, due on the First Mortgage Notes and Senior Secured Notes on that date.  HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and affected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

Long-term debt is as follows:

	September 30, 2003	December 31, 2002
	(In thousands)

13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $735 and $891 respectively	39,735	39,891
Other	15	20

Total indebtedness	189,750	189,911
Less valuation allowance	(69,544)	—

	120,206	189,911

Less-current maturities	(7)	(6)

Total long-term debt, net	$120,199	$189,905

Scheduled payments of long-term debt as of September 30, 2003 are set forth below (In thousands):

2003 (three months)	$2
2004	7
2005	6
2006	189,000
$189,015

Contingent Interest

Under the terms of the indentures for the First Mortgage Notes and Senior Secured Notes contingent interest is due and payable on each interest payment date.  The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS.  Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid by HCS since its opening.

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense	2003	2002	2003	2002
	(In thousands)		(In thousands)

First Mortgage Notes	97	90	497	694
Senior Secured Notes	25	32	129	183

Accurred Interest Payable	As of September 30, 2003	As of December 30, 2002
	(In thousands)	(In thousands)
First Mortgage Notes	1,719	1,222
Senior Secured Notes	427	297

(6) Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the Hollywood Shreveport Casino (“Shreveport Casino”) was built. The terms of the ground lease require the payment by HCS of base rent, percentage rent based on adjusted gross receipts, payments in lieu of admission fees to the City of Shreveport and payments in lieu of school taxes to the local school board.

Payments made under the terms of the ground lease are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Ground lease:
Base rent	143	143	429	429
Percentage rent	322	368	907	1,114
	$465	$511	$1,336	$1,543

Payment in lieu of admissions fees and school taxes	$1,283	$1,410	$3,841	$4,271

Future minimum lease payments as of September 30, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows (In thousands):

2003 (three months)	$286
2004	539
2005	381
2006	154
2007	140
Thereafter	1,107
$2,607

(7) Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement.  HCS also reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $661,000 and $736,000, respectively, for the three month periods ended September 30, 2003 and 2002, and $2,008,000 and $2,227,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at September 30, 2003 and December 31, 2002 amounted to $7,969,000 and $5,961,000, respectively. Such fees, reduced by a valuation allowance of $6,420,000 at September 30, 2003 (Note 2), are included in “Due to affiliates” on the accompanying consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, which is a joint venture partner in HCS, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000.  HCS expensed $90,000 for each of the three month periods ended September 30, 2003 and 2002,and $270,000 for each of the nine month periods ended September 30, 2003 and 2002, respectively, under the agreement. Unpaid charges of $120,000 are included in “Due to affiliates” on the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002.  Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the Event of Default on the First Mortgage Notes and the Senior Secured Notes.

(8) Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $330,000 and $367,000, respectively, for the three month periods ended September 30, 2003 and 2002, respectively, and $908,000 and $1,113,000 for the nine month periods ended September 30, 2003 and 2002, respectively. Unpaid distributions of $552,000 and $123,000, respectively, are included in “Due to affiliates” on the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002. Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the Event of Default on the First Mortgage Notes and the Senior Secured Notes.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage that contributed to the delay in the opening of the facility.  Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage and such claims are the subject of a lawsuit filed in the U.S. District Court for the Western District of Louisiana.  On June 16, 2003 a judgment was entered in that court awarding the Shreveport Casino approximately $3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following disposition of such motions, the defendants may opt to settle or to appeal the judgment and no assurance can be given that the Shreveport Casino will be able to collect all or any portion of judgment made by the trial court.

In a set of related matters, the Shreveport Casino is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the Shreveport Casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, the general contractor, the architect and the Shreveport Casino entered into an agreement to arbitrate their various claims.  Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome

Over the past several months, a number of individual employees have brought similar gender related employment claims against HCS under Title VII in Federal Court in Louisiana.  The HCS is vigorously contesting all the allegations.  The claims are in various stages of discovery and administrative proceedings.

In October 2003 Bossier Parish Policy Jury filed an action against HCS and the City of Shreveport seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $2.50/head admissions fee, in order to collect boarding fees for itself.

HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCS and its subsidiaries.

(9) Supplemental Cash Flow Information

HCS paid interest totaling $12,285,000 and $24,572,000, respectively, during the nine month periods ended September 30, 2003 and 2002. HCS paid no income taxes during either of the nine month periods ended September 30, 2003 or 2002.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Successor Basis)	(Predecessor Basis)
	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,468	$21,820
Accounts receivable, net allowance of $952 and $881, respectively	1,813	2,301
Inventories	1,837	1,950
Prepaid expenses and other current assets	1,795	1,091
Deferred income taxes	6,946	719

Total current assets	34,859	27,881

Property and equipment:
Land improvements	10,000	1,665
Building and improvements	75,056	103,465
Riverboat	15,257	45,042
Furniture and Equipment	18,412	48,098

	118,725	192,270
Less-accumulated depreciation	(5,649)	(32,507)

	113,076	165,763

Other Assets:
Note receivable - affiliate	1,000	1,000
Other	4,050	5,143

Total other assets	5,050	6,143

	$152,985	$199,787

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Successor Basis)	(Predecessor Basis)
	September 30, 2003	December 31, 2002
	(Unaudited)
Liabilities and Shareholders’ Deficiency
Current Liabilities:
Current maturities of long-term debt	$7	$6
Accounts payable	5,254	7,074
Accrued liabilities
Salaries and wages	2,220	2,911
Interest	18,526	11,757
Gaming and other taxes	4,775	1,113
Insurance	2,308	1,591
Other	2,994	3,238
Due to affiliates, net of valuation allowance of $6,420 at September 30, 2003	2,317	6,064
Other current liabilities	1,193	1,370

Total current liabilities	39,594	35,124

Long-term debt, net of valuation allowance of $69,544 at September 30, 2003	120,199	189,905

Deferred income taxes	1,569	719

Other noncurrent liabilities	377	288

Commitments and Contingencies

Minority Interest	—	2,123

Shareholders’ equity (deficiency)
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1	1
Additional paid-in capital	1,201	68,481
Accumulated deficiency	(9,956)	(96,854)

Total shareholders’ deficiency	(8,754)	(28,372)

	$152,985	$199,787

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through September 30, 2003	Period from January 1, 2003 Through February 28, 2003	Nine Months Ended September30, 2002
Revenues:
Casino	$75,426	$22,730	$110,914
Rooms	5,229	1,353	7,033
Food and beverage	12,266	3,784	18,795
Other	1,443	376	1,867

	94,364	28,243	138,609
Less-promotional allowances	(12,483)	(5,262)	(27,310)

Net revenues	81,881	22,981	111,299

Expenses:
Casino	40,545	16,700	80,078
Rooms	2,253	344	1,688
Food and beverage	10,653	983	5,170
Other	5,829	516	2,228
General and administrative	14,668	1,447	7,563
Depreciation and amortization	5,649	2,715	12,106

Total expenses	79,597	22,705	108,833

Income from operations	2,284	276	2,466

Non-operating income (expense):
Interest income	79	23	190
Interest expense	(15,432)	(4,456)	(20,142)
Other	(1,489)
Write off investment in unconsolidated affiliate	—	—	(313)

Total non-operating expense	(16,842)	(4,433)	(20,265)

Loss before minority interest	(14,558)	(4,157)	(17,799)

Minority interest in Hollywood Casino Shreveport	(774)	(230)	(1,113)

Loss before income tax benefit	(15,332)	(4,387)	(18,912)
			—
Income tax benefit	(5,376)	—	—

Net loss	$(9,956)	$(4,387)	$(18,912)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Revenues:
Casino	$32,762	$36,695
Rooms	2,238	2,423
Foods and beverage	5,652	6,453
Other	747	773

	41,399	46,344
Less promotional allowances	(5,988)	(9,564)

Net revenues	35,411	36,780

Expenses:
Casino	18,155	27,654
Rooms	977	502
Foods and beverage	5,112	1,699
Other	2,745	779
General and administrative	6,172	2,841
Depreciation and amortization	2,459	4,073

Total expenses	35,620	37,548

Loss from operations	(209)	(768)

Non-operating income (expenses):
Interest income	31	61
Interest expense	(6,541)	(6,549)
Other	(801)	—

Total non-operating expense	(7,311)	(6,488)

Loss before minority interest	(7,520)	(7,256)

Minority interest in Hollywood Casino Shreveport	(330)	(367)

Loss before income tax benefit	(7,850)	(7,623)
Income tax benefit	(2,501)	—

Net loss	$(5,349)	$(7,623)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

(In thousands except share data)

(Unaudited)

For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and March 1, 2003 Through September 30, 2003 (Successor Basis)

	Common Stock
	Shares	Amount	Additional Paid – in Capital	Accumulated Deficiency
Balances, January 1, 2003- (Predecessor Basis)	1,010	$1	$68,481	$(96,854)
Capital contributions	—	—	800	—
Partnership distributions	—	—	—	—
Net loss for the period of January 1, 2003 through February 28, 2003	—	—	—	(4,387)
Acquisition adjustment	—	—	(68,080)	101,241

Balances, March 1, 2003- (Successor Basis)	1,010	1	1,201	—
Net loss for the period of March 1, 2003 through September 30, 2003	—	—	—	(9,956)

Balances, September 30, 2003- (Successor Basis)	$1,010	$1	$1,201	$(9,956)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	(Successor Basis)	(Predecessor Basis)
	Period from March 1, 2003 Through September 30, 2003	Period from January 1, 2003 Through February 28, 2003	Nine Months Ended September 30, 2002
OPERATING ACTIVITIES:
Net loss	$(9,956)	$(4,387)	$(18,912)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	6,300	2,902	12,942
Gain on disposal of assets			(16)
Write off investment in unconsolidated affiliate	—	313
Minority interest in Hollywood Casino Shreveport	774	230	1,113
(Benefit) provision for doubtful accounts	77	55	277
Decrease (increase) in accounts receivable	171	185	(718)
Increase (decrease) in accounts payable and accrued liabilities	17,512	(9,124)	(1,432)
Net change in affiliate balances	2,083	576	2,851
Net change in other current assets and liabilities	(6,005)	(142)	(768)
Net change in other noncurrent assets and liabilities	72	12	103

Net cash provided by (used in) operating activities	11,027	(9,693)	(4,247)

INVESTING ACTIVITIES:
Purchases of property and equipment	(252)	(224)	(1,188)
Proceeds from the disposal of assets	—	—	32

Net cash provided by (used in) investing activities	(252)	(224)	(1,156)

FINANCING ACTIVITIES:
Repayment of long-term debt	(5)	(1)	(5)
Deferred financing costs	—	—	(5)
Capital contributions	—	800	—
Limited Partner distributions	(775)	(230)	(1,108)

Net cash (used in) provided by financing activities	(780)	569	(1,118)

Net increase (decrease) in cash and cash equivalents	9,996	(9,348)	(6,521)

Cash and cash equivalents at beginning of period	12,472	21,820	26,609
Cash and cash equivalents at the end of period	$22,468	$12,472	$20,088

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                 Basis of Presentation

The consolidated financial statements are unaudited and include the accounts of HWCC-Louisiana, Inc. (“HCL”) and its wholly owned subsidiaries, HCS I, Inc. (“HCS I”) and HCS II, Inc. (“HCS II”) (collectively, the “Company”).  HCS I and HCS II together own 100% of the partnership interest of Hollywood Casino Shreveport (“HCS”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to current year presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002. The results of operations experienced for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be experienced for the fiscal year ended December 31, 2003.

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

(2)                                 Acquisition of HWCC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of Hollywood Casino Corporation (“HCC”) and its subsidiaries, including HCL. Penn National “pushed down” its basis in the Company in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”. The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of the Company’s assets and liabilities.

The purchase price adjustments reflected on the accompanying Successor Basis consolidated financial statements include revaluing HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38,800,000. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37,165,000 to a zero basis as of the acquisition date. No goodwill was recorded in connection with the acquisition.

As a result of the liquidity issues discussed in Note 3, a valuation allowance in the amount of $69,544,000 was established with respect to the $150,000,000 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39,000,000 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6,420,000 was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC. Such management fee is subordinated in payment to the First Mortgage Notes and Senior Secured Notes.

The accompanying Successor Basis consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-acquisition statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis condensed consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through September 30, 2003 has been adjusted to reflect the revised estimates of fair value established as a result of the aforementioned appraisal.

(3)                                 Liquidity Issues

The terms of the acquisition agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the acquisition agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, HWCC-Holdings, Inc. (“Holdings”), a wholly owned subsidiary of HCC, which was not subject to certain restrictions on making investments under HCC’s then existing indentures, contributed through its subsidiaries an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

The terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the acquisition, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the First Mortgage Notes and Senior Secured Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes (“Note Holders”) that HCS had failed to make the Repurchase Offer within ten days of the acquisition as required under the respective governing indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

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

HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that the HCS, existing cash and cash flow from operations may not be sufficient to fund its capital needs for the foreseeable future. Penn National has no obligation to and does not currently anticipate providing additional financial support to HCS. All of these matters continue to raise substantial doubt about the ability of HCS to continue as a going concern.

(4)                                 Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by the Louisiana Gaming Commission Board.  HCS’s current license to operate the casino expires on September 21, 2004.  The loss of this license could have a material affect on the future results of operations.

The Company is dependent on the local market for a significant number of its patrons and revenues.  HCS estimates that a significant amount of the casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino also faces intense competition from other riverboat and horse racing gaming operations in Shreveport and Bossier City, Louisiana as well as other types of gaming emerging in Oklahoma. If economic conditions in these areas deteriorate or additional gaming licenses are awarded in these markets, the Company’s results of operations could be adversely effected.

The Company is also dependent on a stable gaming and admission tax structure.  Any change in the tax structure could have a material adverse effect on future results of operations.

(5)                                 Long-term Debt

As discussed in Note 3 – Liquidity Issues, the note holders of the First Mortgage Notes and Senior Secured Notes have declared an Event of Default under the indentures governing the First Mortgage Notes and Senior Secured Notes as a result of the failure to make the repurchase offers as required by such indentures and HCS did not make the August 1, 2003 interest payment, aggregating $12.3 million, due on the First Mortgage Notes and Senior Secured Notes on that date.  HCS is presently in negotiations with representatives of the Note Holders regarding a possible restructuring of its indebtedness or other possible resolutions. There can be no assurance that any such restructuring or any other resolution can be agreed upon and effected.  In addition, there can be no assurance that HCS may not eventually be involved in a proceeding under the federal bankruptcy laws.

Long-term debt is as follows:

	September 30, 2003	December 31, 2002
	(In thousands)

13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $735 and $891 respectively	39,735	39,891
Other	15	20

Total indebtedness	189,750	189,911
Less valuation allowance	(69,544)	—

	120,206	189,911

Less-current maturities	(7)	(6)

Total long-term debt, net	$120,199	$189,905

Scheduled payments of long-term debt as of September 30, 2003 are set forth below (In thousands):

2003 (three months)	$2
2004	7
2005	6
2006	189,000
$189,015

Contingent Interest

Under the terms of the indentures for the First Mortgage Notes and Senior Secured Notes contingent interest is due and payable on each interest payment date.  The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS.  Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid by HCS since its opening.

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense	2003	2002	2003	2002
	(In thousands)		(In thousands)

First Mortgage Notes	97	90	497	694
Senior Secured Notes	25	32	129	183

Accurred Interest Payable	As of September 30, 2003	As of December 30, 2002
	(In thousands)	(In thousands)
First Mortgage Notes	1,719	1,222
Senior Secured Notes	427	297

(6) Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the Shreveport Casino was built. The terms of the ground lease require the payment by HCS of base rent, percentage rent based on adjusted gross receipts, payments in lieu of admission fees to the City of Shreveport and payments in lieu of school taxes to the local school board.

Payments made under the terms of the ground lease are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Ground lease:
Base rent	143	143	429	429
Percentage rent	322	368	907	1,114
	$465	$511	$1,336	$1,543

Payment in lieu of admissions fees and school taxes	$1,283	$1,410	$3,841	$4,271

Future minimum lease payments as of September 30, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancellable term in excess of one year are as follows (In thousands):

2003 (three months)	$286
2004	539
2005	381
2006	154
2007	140
Thereafter	1,107
$2,607

(7) Transactions with Affiliates

The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement.  HCS also reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $661,000 and $736,000, respectively, for the three month periods ended September 30, 2003 and 2002, and $2,008,000 and $2,227,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at September 30, 2003 and December 31, 2002 amounted to $7,969,000 and $5,961,000, respectively. Such fees, reduced by a valuation allowance of $6,420,000 at September 30, 2003 (Note 2), are included in “Due to affiliates” on the accompanying consolidated balance sheets. Under the indentures governing the First Mortgage Notes and Senior Secured Notes, management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, which is a joint venture partner in HCS, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000.  HCS expensed $90,000 for each of the three month periods ended September 30, 2003 and 2002,and $270,000 for each of the nine month periods ended September 30, 2003 and 2002, respectively, under the agreement. Unpaid charges of $120,000 are included in “Due to affiliates” on the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002.  Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the Event of Default on the First Mortgage Notes and the Senior Secured Notes.

(8) Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels receives, among other things, an amount equal to 1% of “complex net revenues”, as defined, of the Shreveport Casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $330,000 and $367,000, respectively, for the three month periods ended September 30, 2003 and 2002, respectively, and $908,000 and $1,113,000 for the nine month periods ended September 30, 2003 and 2002, respectively. Unpaid distributions of $552,000 and $123,000, respectively, are included in “Due to affiliates” on the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002. Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the Event of Default on the First Mortgage Notes and the Senior Secured Notes.

On April 23, 2000, the construction site for the Shreveport Casino suffered tornado damage that contributed to the delay in the opening of the facility.  Management filed damage claims and received reimbursements from its insurance carrier during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. Management is also seeking to recover lost profits and related claims under its business interruption insurance coverage and such claims are the subject of a lawsuit filed in the U.S. District Court for the Western District of Louisiana.  On June 16, 2003 a judgment was entered in that court awarding the Shreveport Casino approximately $3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following disposition of such motions, the defendants may opt to settle or to appeal the judgment and no assurance can be given that the Shreveport Casino will be able to collect all or any portion of judgment made by the trial court.

In a set of related matters, the Shreveport Casino is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the Shreveport Casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, the general contractor, the architect and the Shreveport Casino entered into an agreement to arbitrate their various claims.  Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome

Over the past several months, a number of individual employees have brought similar gender related employment claims against HCS under Title VII in Federal Court in Louisiana.  The HCS is vigorously contesting all the allegations.  The claims are in various stages of discovery and administrative proceedings.

In October 2003 Bossier Parish Policy Jury filed an action against HCS and the City of Shreveport seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $2.50/head admissions fee, in order to collect boarding fees for itself.

HCS is or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of HCS and its subsidiaries. However, settlement or resolution of these proceedings could have a material adverse impact on the liquidity of HCS and its subsidiaries.

(9) Supplemental Cash Flow Information

HCS paid interest totaling $12,285,000 and $24,572,000, respectively, during the nine month periods ended September 30, 2003 and 2002. HCS paid no income taxes during either of the nine month periods ended September 30, 2003 or 2002.

(10) Income Taxes

HCL is included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and was included in HCC’s consolidated federal income tax return for periods prior to the acquisition . Pursuant to agreements between HCL and Penn National and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. HCL paid no federal or state income taxes for either of the nine  month periods ended September 30, 2003 or 2002. At September 30, 2003, HCL has net operating loss carryforwards (“NOL’s”) for federal income tax purposes totaling approximately $111.0 million not begin to expire until the year 2012. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of such NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

As a result of the acquisition of HCC by Penn National, a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HCL’s loss carryforwards, which at the date of acquisition was $97.0 million that is available for use in any one year by Penn National is approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HCL’s loss carryforwards.

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

HCL has had no significant operating activities. Accordingly, management’s discussion that follows primarily addresses the results of operations and liquidity and capital resources of HCS. Activities of HCL, exclusive of HCS and its subsidiaries, are separately noted where significant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Departmental Revenues:
Casino	$32,762	$35,527	$97,505	$107,663
Rooms	2,238	2,423	6,581	7,033
Food and beverage	5,652	6,452	16,053	18,795
Other	747	773	1,816	1,867
Promotional allowances	(5,988)	(6,573)	(16,142)	(18,685)

Net revenues	35,411	38,602	105,813	116,643

Departmental Expenses:
Casino	18,154	19,059	51,933	55,726
Rooms	977	1,023	2,861	2,979
Food and beverage	5,112	5,540	13,677	16,171
Other	2,745	2,910	7,649	7,887

Total departmental expenses	26,988	28,531	76,120	82,763

Departmental profit	$8,423	$10,071	$29,693	$33,880

Departmental profit margin	23.8%	26.1%	28.1%	29.0%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino decreased $2.8 million (7.9%) during the three months ended September 30, 2003 compared to 2002. This decrease is a result of a 9.6% decrease in slot machine play and a 5.1% decrease in table play. Poker, which the Shreveport Casino began offering in June 2002, accounted for approximately $1.2 million of revenues in 2003 compared to $1.0 million in 2002.  Attendance for the period was down 10.6% in 2003 compared to 2002 as a result of the opening of Louisiana Downs slots in May 2003, continuing economic stagnation in the principle market area and intense competition in the market place.

Management further expects the difficult market conditions will continue through the end of 2003 and, as a result, the Shreveport Casino is expected to report lower period over period earnings and operating cash flows for the balance of 2003. Harrah’s Entertainment Inc. has completed its acquisition of a controlling interest in Louisiana Downs and opened a temporary casino offering approximately 900 slot machines in May of 2003. Harrah’s Entertainment, Inc. has also announced plans for the construction of a new permanent casino facility to replace the temporary casino. The permanent casino will be connected to the racetrack, will offer approximately 1,500 slot machines and is expected to open by the summer of 2004. The successful completion and opening of these facilities would result in another source of competition for and could have a material adverse affect on the Shreveport Casino

Room revenues decreased 7.6% during the 2003 period compared to 2002. Hotel occupancy rates increased to 95.4% during the 2003 period from 95.2% in 2002. The average daily room rate decreased by $6.00 compared to 2002 as room rates were lowered to meet competitive pressures in the Shreveport/Bossier City marketplace.

Food and beverage revenues decreased 12.4% during the three months ended September 30, 2003 compared to the prior year period primarily as a result of the 10.6% decrease in admissions to the casino and a corresponding decrease in promotional activities.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Overall, promotional allowances decreased by 8.9% during the third quarter of 2003 compared to the same period during 2002. Stated as a percentage of the associated room, food and beverage and other revenues, such goods and services provided to patrons without charge increased slightly to 69.3% during the 2003 period from 68.1% during the 2002 period reflecting a change in the marketing program due to declining attendance and increased competition.

Departmental Expenses

Total department operating expenses decreased by $1.5 million (5.4%) during the three months ended September 30, 2003 compared to the same period in 2002.  This decrease in expenses has offset a significant portion of the $3.2 million decline in net revenues.

Casino expenses decreased by $0.9 million  (4.7%) during the three months ended September 30, 2003 compared to the same period in 2002. Gaming taxes decreased by approximately $0.5 million due to lower gaming revenues during the period.  Marketing expenditures were reduced by $0.8 million. Expenditures were reduced in the areas of payroll, cage operations, and advertising as operations were adjusted to current admissions levels.

The 4.5% decrease in rooms expense during the three month period ended September 30, 2003 compared to the prior year period reflects management cost savings initiatives and a small change in occupancy rates.

Food and beverage expenses decreased by $0.4 million (7.7%) due to reductions in the cost of goods sold. Other expenses decreased by 5.7% compared to the prior year period primarily due to the closing of the themed show that ran last year.

General and Administrative

General and administrative expenses at the Shreveport Casino presented on a comparable Successor Basis accounting method amounted to $6.2 million and $6.8 million, respectively, during the three month periods ended September 30, 2003 and 2002. Significant expense reductions were realized in legal fees and sales and use tax. The sales and use tax expense in 2002 was greater than normal due to additional tax due as a result of a Louisiana Sales and Use Tax audit for prior periods.  General and administrative expenses include management fees payable to a subsidiary of HCC that amounted to $0.7 million in 2003 and 2002.

Depreciation and Amortization

Depreciation and amortization expense decreased to $2.5 million during the three month period ended September 30, 2003 period from $4.1 million during the prior year period. The 2003 period decrease includes a reduction in depreciation expense as a result of the revaluation of HCS’s fixed assets to their estimated fair values at the date of purchase by Penn National.

Interest Income

Interest income at HCS decreased by $28,000 during the three months ended September 30, 2003 compared to the prior year period. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates.

Interest Expense

Interest expense was $6.5 million during the three month periods ended September 30, 2003 and 2002.

Other Expense

Other expenses consist of reorganization costs incurred by legal and financial advisors to determine debt-restructuring options for HCS.  These expenses totaled $801,000 for the period.

Income Taxes

HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and was included in HCC’s consolidated federal income tax return for periods prior to the acquisition. Pursuant to agreements between HCL and Penn National and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. The condensed consolidated financial statements of HCL include the federal tax provisions of its subsidiaries that are partners in HCS. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino.

Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such minority interest amounted to $331,000 and $368,000 during the three month periods ended September 30, 2003 and 2002, respectively, and is reflected as a reduction in arriving at net loss on the accompanying condensed consolidated statements of operations of HCL.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”. Casino revenues at the Shreveport Casino decreased $10.2 million (9.4%) during the nine months ended September 30, 2003 compared to 2002. This decrease is a result of a 10.6% decrease in slot machine play and a 3.4% decrease in table game drop. Poker, which the Shreveport Casino began offering in June 2002, accounted for approximately $3.2 million of revenues in 2003 compared to $1.1 million in 2002.  Attendance for the period was down 12.5% in 2003 compared to 2002 as a result of the opening of Louisiana Downs slots in May, continuing economic stagnation in the principle market area and intense competition in the market place.

Room revenues decreased 6.4% during the 2003 period compared to 2002. Hotel occupancy rates decreased slightly to 93.5% during the 2003 period from 93.8% in 2002. The average daily room rate decreased by  $4.00 during the 2003 period compared to 2002 as room rates were lowered to meet competitive pressures in the Shreveport/Bossier City marketplace.

Food and beverage revenues decreased 14.6% during the nine month period ended September 30, 2003 compared to the prior year period primarily as a result of a decrease in admissions to the casino and a corresponding decrease in promotional activities.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. Overall, promotional allowances decreased by 13.6% during the nine months ended September 30, 2003 compared to the same period during 2002. Stated as a percentage of the associated room, food and beverage and other revenues, such goods and services provided to patrons without charge decreased slightly to 66.0% during the 2003 period from 67.5% during the 2002 period reflecting increased controls over the use of complementaries.

Departmental Expenses

Total department operating expenses decreased by $6.6 million (4.4%) during the nine months ended September 30, 2003 compared to the same period in 2002.  This decrease in expenses has offset a significant portion of the $10.8 million decline in net revenues.

Casino expenses decreased by $3.8 million  (6.8%) during the nine months ended September 30, 2003 compared to the same period in 2002. Gaming taxes decreased by approximately $1.7 million due to lower gaming revenues during the period.  Advertising and customer development expenses decreased by $2.0 million due to changes made in the marketing programs to more effectively use marketing dollars.  Expenditures were also reduced in the areas of payroll and the cage areas as operations were adjusted to current admissions levels.

The 4.0% decrease in rooms expense during the nine month period ended September 30, 2003 compared to the prior year period reflects management cost savings initiatives and slightly lower occupancy rates.

Food and beverage expenses decreased by $2.5 million (15.4%) due to reductions in the cost of goods sold, consistent with the 14.6% decrease in revenues, as well as reductions in payroll costs and increases in operating efficiency. Other expenses decreased by 3.0% compared to the prior year period primarily due to  the reduction of theme and lounge entertainment in 2003.

General and Administrative

General and administrative expenses at the Shreveport Casino presented on a comparable Successor Basis accounting method amounted to $18.8 million and $19.3 million, respectively, during the nine month periods ended September 30, 2003 and 2002. Significant expense reductions were realized in  sales and use tax. The sales and use tax expense in 2002 was greater than normal due to additional tax due as a result of a Louisiana Sales and Use Tax audit for prior periods.  General and administrative expenses include management fees payable to a subsidiary of HCC, which amounted to $2.0 million in 2003 compared to $2.2 million in 2002.

Depreciation and Amortization

Depreciation and amortization expense decreased to $8.4 million during the nine month period ended September 30, 2003 period from $12.1million during the prior year period. The 2003 period decrease includes a reduction in depreciation expense as a result of the revaluation of HCS’s fixed assets to their estimated fair values at the date of purchase by Penn National.

Interest Income

Interest income at HCS decreased by $84,000 during the nine months ended September 30, 2003 compared to the prior year period. The decreases in interest income reflect less cash available for investment purposes and reduced interest rates.

Interest Expense

Interest expense decreased by $252,000 (1.3%) during the nine month period ended September 30, 2003 compared to the prior year period due primarily to the decrease in contingent interest incurred on the First Mortgage Notes and Senior Secured Notes.

Other Expense

Other expenses consist of reorganization costs incurred by legal and financial advisors to determine debt-restructuring options for HCS.  These expenses totaled $1.5 million for the period.

Income Taxes

HCS is a partnership and, accordingly, is not subject to federal income taxes. Such taxes are the responsibility of its partners. HCL is included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and was included in HCC’s consolidated federal income tax return for periods prior to the acquisition. Pursuant to agreements between HCL and Penn National and HCC, HCL’s benefit for income taxes is based on the amount of tax that would be provided if a separate federal income tax return were filed. The condensed consolidated financial statements of HCL include the federal tax provisions of its subsidiaries, which are partners in HCS. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, requires that the tax benefit of NOL’s, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of its joint venture agreement, HCL’s joint venture partner is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by the Shreveport Casino. Allocations of this interest are reflected as minority interest in Hollywood Casino Shreveport. Such minority interest amounted to $0.9 million and $1.1 million during the nine month periods ended September 30, 2003 and 2002, respectively, and is reflected as a reduction in arriving at net loss on the accompanying condensed consolidated statements of operations of HCL.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary sources of liquidity and capital resources have been cash flow from operations, borrowings and capital contributions from the parent company.

Liquidity Issues

The terms of the acquisition agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the acquisition agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes. With Penn National’s approval, Holdings contributed through its subsidiaries an aggregate of $800,000 during 2003 to assist HCS in making its February 1, 2003 interest payments.

The terms of the indentures for the First Mortgage Notes and Senior Secured Notes provide that, upon consummation of the acquisition, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”).

Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the First Mortgage Notes and Senior Secured Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes (“Note Holders”) that HCS had failed to make the Repurchase Offer within ten days of the acquisition  as required under the respective governing indentures and was therefore in Default under such indentures. Pursuant to these indentures, HCS had sixtey days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. HCS did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On July 10, 2003 the Ad Hoc Committee of the Note Holders retained a financial advisor to provide financial advice to it in connection with a possible restructuring or recapitalization of HCS.  HCS consented to such retention and agreed to compensate the financial advisor for its services to the Ad Hoc Committee of the Note Holders.

On August 1, 2003 HCS I, Inc., the managing general partner of Ad Hoc HCS, announced that HCS and its co-issuer Shreveport Capital Corporation were not making the August 1, 2003 interest payments, aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

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

Such fees amounted to $2.0 million for the nine months ended September 30, 2003, the payment of which was deferred. Under the indenture governing the First Mortgage Notes and Senior Secured Notes management fees are subordinated to all payments under the First Mortgage Notes and Senior Secured Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid by the Shreveport Casino since its opening.

Paddlewheels Residual Interest Payments and Marine Services Agreement

HCS I, Inc. and HCS II, Inc. have assumed HCL’s obligation to cause HCS to pay Paddlewheels an amount equal to approximately 1% of the Shreveport Casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in HCS to HCL and Sodak in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc. HCS is also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as it remains a joint venture partner in HCS. HCS paid or accrued distributions totaling $908,000 and incurred marine services fees of $270,000 under these agreements during the nine months ended September 30, 2003.  HCS has suspended payments to Paddlewheels due to the Event of Default on the First Mortgage Notes and Senior Secured Notes.

$150 Million 13% First Mortgage Notes

In August 1999, HCS and Shreveport Capital issued the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the Shreveport Casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $5,000,000 for any four consecutive fiscal quarters.  Contingent interest amounted to $497,000 for the nine month periods ended September 30, 2003. Accrued contingent interest amounted to $1,719,000 at September 30, 2003. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening.

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

The indenture to the First Mortgage Notes contains various provisions limiting the ability of HCS to borrow money, pay distributions on its equity interests or prepay debt, make investments, create liens, sell its assets or enter into acquisition s or consolidations (see Note 3”Liquidity Issues”). In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

$39 Million 13% Senior Secured Notes

In June 2001, HCS and Shreveport Capital issued $39,000,000 of 13% Senior Secured Notes, with contingent interest, due August 2006 (the “Senior Secured Notes”). The Senior Secured Notes were issued at an initial premium of $1,170,000 to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of HCS for the applicable period subject to a maximum contingent interest of $1,300,000 for any four consecutive fiscal quarters. Contingent interest amounted to $129,000 for the nine month periods ended September 30, 2003. Accrued contingent interest amounted to $426,000 and $297,000 at September 30, 2003 and December 31, 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by the Shreveport Casino since its opening. Proceeds from the Senior Secured Notes were used, in part, to retire HCS’s then outstanding capital lease obligation with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the Shreveport Casino for $30,000,000 and (2) a security interest on an equal basis in up to $10,000,000 of the collateral which secures the First Mortgage Notes (Note 5). The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes (Note 3(a)). The indenture to the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture to the First Mortgage Notes (see Note 5 and Note 3”Liquidity Issues”).

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

The base rental portion of the ground lease is being amortized by the Shreveport Casino on a straight-line basis. In addition to the base rent, HCS pays monthly percentage rent equal to the greater of (1) $500,000 per year or (2) the sum of 1% of adjusted gross revenues of the Shreveport Casino and the amount by which 50% of the net income from the parking facilities exceeds a specified parking income credit. Ground lease rentals amounted to approximately $1,336,000 during the nine month period ended September 30, 2003, including percentage rentals amounting to $907,000. In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the local school board amounting to 3.225% and ..5375% of Net Gaming Proceeds (as defined in the agreement), respectively. These additional charges amounted to $3.8 million during the nine months ended September 30, 2003.

Commitments under Operating Leases

Commitments under noncancelable operating leases, exclusive of the ground lease previously discussed, amount to $286,000 during the remainder of 2003. Such commitments decrease steadily from $539,000 in 2004 to $140,000 in 2007 and total approximately $1.1million over the remainder of the lease terms.

Capital Expenditures

Capital expenditures at the Shreveport Casino during the first nine months of 2003 amounted to $1.4 million. Management anticipates spending approximately $2.3 million during the remainder of 2003 toward the Shreveport Casino’s ongoing program of capital improvements; however, such amount may be reduced in the event certain cash flow levels are not realized.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2003, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Information in response to this Item is incorporated by reference to the information set forth in the Notes to  Consolidated Financial Statements of HCS and HCL, respectively, in Part I of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

As discussed in Note 3 of Notes to Consolidated Financial Statements under the caption “Liquidity Issues”, following consummation of the acquisition of Hollywood Casino Corporation with Penn National Gaming, Inc., Hollywood Casino Shreveport failed to make the Repurchase Offer as required under the respective indentures governing the First Mortgage Notes and Senior Secured Notes and was unable to obtain the requisite number of consents from holders of the notes to waive the Repurchase Offer and related provisions. On March 14, 2003, Hollywood Casino Shreveport received notice from a representative of the holders of the First Mortgage Notes and Senior Secured Notes that it had failed to make the Repurchase Offer within ten days of the acquisition as required under the indentures. Pursuant to the indentures, Hollywood Casino Shreveport had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur. Hollywood Casino Shreveport did not cure the Default and, therefore, on May 14, 2003 the representative of the Note Holders declared an Event of Default.

On August 1, 2003 HCS I, Inc., the managing general partner of Hollywood Casino Shreveport, announced that Hollywood Casino Shreveport and its co-issuer Shreveport Capital would not make the August 1, 2003 interest payments aggregating $12.3 million, due on the First Mortgage Notes and the Senior Secured Notes.

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

Item 6.

(a)                                  Exhibits

Exhibit	Description of Exhibit

10.3	Employment Agreement by and between Hollywood Casino Shreveport and Mel Thomas

10.4	Acknowledgement and Waiver for Employment Agreement by and between Hollywood Casino Shreveport and Mel Thomas

31.1	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	5	August 1, 2003	Filed August 1, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT SHREVEPORT CAPITAL CORPORATION By: HCS I, Inc.

Date:	November 13, 2003	By:	/s/	John C. Hull
John C. Hull
Chief Financial Officer

HWCC-LOUISIANA, INC.

Date:	November 13, 2003	By:	/s/	John C. Hull
John C. Hull
Chief Financial Officer