Form 10-K
period 2003-12-31
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP
filed 2004-04-06
CIK 1096352, 1096353

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-88679

Hollywood Casino Shreveport Shreveport Capital Corporation
(Exact name of registrant as specified in its charter)

Louisiana Louisiana	72-1225563 75-2830167
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5601 Bridge St., Suite 300 Fort Worth, Texas
76112-2355	76112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 492-7065

Securities registered pursuant to Section 12(b) of the Act:

$150,000,000 of 13% First Mortgage Notes with Contingent Interest due August 1, 2006
$39,000,000 of 13% Senior Secured Notes with Contingent Interest due August 1, 2006

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒.   No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No ☒

As of March 1, 2004, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in Hollywood Casino Shreveport. As of March 1, 2004, 1,000 shares of common stock of Shreveport Capital Corporation, $1.00 par value, are outstanding, all of which are owned by Hollywood Casino Shreveport.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts hereof:  None.

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. These statements are included throughout the document, including the section entitled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

•      our expectations of future results of operations or financial condition;

•      our expectations concerning the potential sale or disposition of the property;

•      the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

•      the outcome and financial impact of the litigation in which we are involved;

•      the effect of legislative, regulatory, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such decisions;

•      the expected effect of regulatory changes that we are pursuing or monitoring; and

i

•      our expectations regarding the availability of capital resources.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•      the outcome and financial impact of the events of default under our indentures governing the 13% senior secured notes due 2006 and 13% first mortgage notes due 2006;

•      the ramifications of a potential sale or other disposition and the possibility that such a sale or disposition may be effected through a bankruptcy proceeding;

•      successful completion of capital projects at our facility;

•      the activities of our competitors;

•      the passage of legislation that would expand, restrict, further tax or prevent gaming operations;

•      our ability to maintain regulatory approvals for our business;

•      our dependence on key personnel;

•      the availability and cost of financing;

•      the impact of economic conditions; and

•      the impact of terrorism or other international hostilities.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur.

ii

PART I

ITEM 1.  BUSINESS

Overview

Hollywood Casino Shreveport is located in Shreveport, Louisiana, which is 190 miles east of Dallas, Texas.  Our principal target markets are the Dallas-Ft. Worth Metroplex and communities in East Texas.

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino. The casino contains approximately 59,000 square feet of space with approximately 1,423 slot machines and 71 table games.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the Hollywood Casino Corporation’s unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at its other properties.

Hollywood Casino Shreveport is owned by the Hollywood Casino Shreveport general partnership which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc., a Louisiana corporation which is wholly-owned by Hollywood Casino Corporation.  The Hollywood Casino Shreveport general partnership operates Hollywood Casino Shreveport under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of Hollywood Casino Corporation.  The management agreement provides that the Hollywood Casino Shreveport general partnership pays a management fee of 2% of net revenues plus an increasing percentage (5-10%) of Hollywood Casino Shreveport’s annual earnings before interest, taxes, depreciation and amortization above $25.0 million with payment subject to certain restrictions provided in the indentures and related documents governing the Shreveport Notes.  No management fees have been paid since the opening of the facility.

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% first mortgage notes due 2006, or the First Mortgage Notes, and $39 million aggregate principal amount of 13% senior secured notes due 2006, or the Senior Secured Notes, which we refer collectively to in this document as the Shreveport Notes.  Shreveport Capital Corporation is a wholly owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Shreveport Notes.  The Shreveport Notes are secured by substantially all of the assets of Hollywood Casino Shreveport and the First Mortgage Notes are further secured by the guarantee of HWCC-Louisiana, Inc., HCS I, Inc., and HCS II, Inc., the pledge by HCS I, Inc. and HCS II, Inc. of their partnership interests in the Hollywood Casino Shreveport general partnership and the pledge by HWCC-Louisiana, Inc. of its stock in HCS I, Inc. and HCS II, Inc.

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, we were indirectly acquired by Penn National Gaming, Inc., or Penn National, as part of its acquisition of Hollywood Casino Corporation and its subsidiaries.  As a result of the acquisition, we were required to adjust our assets and liabilities to reflect fair values as of the date of acquisition.  The purchase price adjustments reflected in our financial statements include the fair values of property and equipment based on independent appraisals obtained by Penn National and a bond valuation allowance that reduces the value of the Shreveport Notes to their estimated fair value. No goodwill was recorded in connection with the acquisition.

Shreveport Notes

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within ten days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into Hollywood Casino Corporation. We determined that we did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures. A valuation allowance in the amount of $70.3 million was established to reduce the carrying amount to management’s estimate of the fair value of the Shreveport Notes, which was based on the fair value of the underlying collateral.

On March 14, 2003, we were notified by an ad hoc committee of holders of the Shreveport Notes that we had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures.  Neither the Hollywood Casino Shreveport general partnership nor Shreveport Capital Corporation made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified us in May 2003 that a default had occurred under the indentures.  In addition, we did not make the August 1, 2003 and February 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  During the intervening period, we entered into negotiations with an ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness.  In November 2003, we retained Libra Securities, LLC as our exclusive financial advisor in connection with a possible sale or debt restructuring transaction. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt us to seek the protection of the bankruptcy laws or other similar remedies.

Recent Developments

On February 3, 2004, HCS I, Inc., our managing general partner, announced that its Board of Directors had authorized the initiation of a process that it hopes will result in the sale or other disposition of Hollywood Casino Shreveport.  The Board further authorized our financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  In addition, the Board authorized the creation of an independent committee of the Board, currently consisting of the director not employed directly by Penn National, to oversee this process.  The Board created an independent committee in the event that Penn National elects to participate as a bidder in the process.  The Board took action after consultation with the ad hoc committee of holders of the Shreveport Notes.  Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee anticipates that it will consult with the ad hoc committee throughout the process.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  We currently anticipate that any transaction will be effected through a bankruptcy proceeding.  If our efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  Any such action on the part of the note holders may prompt us to seek the protection of the bankruptcy laws or other similar remedies.

Liquidity

Cash flow from operations for 2003 was not sufficient to fund interest accrued on the Shreveport Notes, and we did not make the August 1, 2003 and February 1, 2004 payments of approximately $12.3 million each which were due on such notes.  As previously described, after consultation with the ad hoc committee of holders of the Shreveport Notes, we have commenced a process to solicit bids from potential acquirers of Hollywood Casino Shreveport.  The uncertainties regarding the ultimate success of the sales process, our existing defaults on the Shreveport Notes and our inability to cure such defaults other than through a successful sale or other restructuring transaction raises substantial doubt about our ability to continue as a going concern.

Trademarks

We have entered into a trademark license agreement with Hollywood Casino Corporation, pursuant to which Hollywood Casino Corporation has granted us the right to use the service mark “Hollywood Casino” which is registered with the U.S. Patent and Trademark Office. Pursuant to the license agreement, we may also use other trademarks owned or applied for by Hollywood Casino Corporation.  The use of the Hollywood Casino trademark is of substantial value to us.  Upon termination of the management services agreement between a subsidiary of Hollywood Casino Corporation and us for the management of Hollywood Casino Shreveport, the trademark license agreement will terminate and we shall only be entitled to the use of the Hollywood Casino trademarks for six months following such termination.

Competition

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in the U.S. and other jurisdictions.

Legalized gaming is currently permitted in various forms throughout the U.S. and in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada.  Other jurisdictions may legalize gaming in the near future.  In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations.  New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases. In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track currently has a new permanent facility under construction which will accommodate 1,400 slot machines and is expected to open during the second quarter of 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming in the past.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos and similar types of facilities.

Regulations

General

We are subject to federal, state, and local regulations, related to our current casino operations. The following description of the regulatory environment in which we operate is only a summary and not a complete recitation of all applicable regulatory laws. Moreover, our current and proposed operations could be subjected at any time to additional or more restrictive regulations, or banned entirely.

Louisiana Regulation

We and our Louisiana affiliates that are involved in the ownership and operation of the Hollywood Casino Shreveport, referred to as the “Louisiana Licensees,” are subject to regulation by the State of Louisiana.

In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana.  Since May 1, 1999, the Louisiana Gaming Control Board, or the Louisiana Board, has regulated such gaming activities.

The Louisiana Riverboat Economic Development and Gaming Control Act authorized the issuance of up to fifteen licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law.  However, no more than six licenses may be granted to riverboats operating from any one parish.  Of the fifteen available licenses, fourteen are currently in operation.  The final license has been awarded to a subsidiary of Pinnacle Entertainment for Lake Charles, Louisiana.

Riverboat gaming licenses in Louisiana are issued for an initial five-year term with five year renewals thereafter. In issuing or renewing a license, the Louisiana Board must find that the applicant is a person of good character, honesty and integrity and that the applicant is a person whose prior activities, criminal record, if any, reputation, habits and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith.  The Louisiana Board will grant or renew a license if it finds that:  (i) the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (ii) the proposed financing of the riverboat and the gaming operation is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Board; (iii) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers, with relevant employees being appropriately United States Coast Guard certified; (iv) the applicant submits a detailed plan of design of the riverboat in its application for a license; (v) the applicant designates the docking facilities to be used by the riverboat; (vi) the applicant shows adequate financial ability to construct and maintain a riverboat; and (vii) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

On September 21, 1999, the Louisiana Board renewed the license of Hollywood Casino Shreveport through October 14, 2004, subject to several conditions. The conditions imposed by the Louisiana Board have either already been complied with or are voluntary and standard compliance, procurement, and employment conditions routinely imposed on licensees in the state of Louisiana.

Other regulations imposed by the Louisiana Act or rules adopted pursuant thereto include, but are not limited to, the following:  (i) we must periodically submit financial and operating reports to the Louisiana Board for ourselves and our subsidiaries; (ii) owners holding greater than a 5% interest or who are officers or directors of us or subsidiaries related to the Louisiana Licensees must be found suitable by the Louisiana Board; (iii) any individual who is found to have a material relationship to, or involvement with the Louisiana Licensees may be required to be investigated for suitability; (iv) if a director, officer, or key employee were found to be unsuitable, we and our subsidiaries would have to sever all relationships with that person; (v) the transfer of a license or permit or an interest in a license or permit is prohibited without prior approval; (vi) the Louisiana Licensees must notify the Louisiana Board of any withdrawals of capital, loans, advances, or distributions in excess of 5% of retained earnings upon completion of such transaction; and (vii) each of the Louisiana Licensees must give prior notification to the Louisiana Board if it applies or receives, accepts or modifies the terms of any loan or other financing transaction or a parent of the Louisiana licensees receives, accepts or modifies the terms of a loan or other financing transaction on behalf of or for the benefit of any of the Louisiana Licensees. In some cases, the Louisiana Board will be required to investigate the reported transaction and to either approve or disapprove the transaction.

The Louisiana Act or rules adopted pursuant thereto contain certain restrictions and conditions relating to the operation of riverboat gaming, including the following:  (i) agents of the Louisiana Board are permitted on board at any time during gaming operations; (ii) gaming devices, equipment and supplies may only be purchased or leased from permitted suppliers; (iii) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (iv) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (v) wagers may be received only from a person present on a licensed riverboat; (vi) persons under 21 are not permitted on gaming vessels; (vii) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (viii) licensees may only use docking facilities for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth; (ix) licensees must have adequate protection and indemnity insurance; (x) licensees must have all necessary federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (xi) gaming may only be conducted in accordance with the terms of the license, the Louisiana Act and the rules and regulations adopted by the Louisiana Board.

Fees for conducting gaming activities on a riverboat pursuant to the Louisiana Act include (i) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (ii) a percentage of net gaming proceeds (gross revenue). In March 2001, Louisiana passed Act 3 of the 1st Extraordinary Legislative Session, which allows riverboat gaming licensees to operate dockside. In consideration of this change, the tax on our gaming revenues was increased one percent per annum beginning in April 2001 and continuing until April 2003 to a total of 21.5%.

The Louisiana Act also authorizes the City of Shreveport to assess a boarding fee, up to $3.00.  In lieu of the boarding fee, we have negotiated a payment in an amount equal to 3.225% of the net gaming proceeds (gross revenues) of the Hollywood Casino Shreveport riverboat to be paid to the City of Shreveport and .5375% of the net gaming proceeds (gross revenues) of the Hollywood Casino Shreveport riverboat to be paid to the Bossier Parish School Board.  We are currently involved in litigation regarding these payments.  See Item 3, Legal Proceedings.

Proposals to amend or supplement the Louisiana Act are frequently introduced in the Louisiana State legislature. In addition, the state legislature from time to time considers proposals to repeal the Louisiana Act, which would effectively prohibit riverboat gaming in the State of Louisiana. Although we do not believe that a prohibition of riverboat gaming in Louisiana is likely, no assurance can be given that changes in the Louisiana gaming law will not occur or that such changes will not have a material adverse effect on the business of the Louisiana Licensees.

Taxation

Gaming companies are typically subject to significant taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.

IRS Regulations, Currency Transaction Reporting and Suspicious Activity Reporting

The Internal Revenue Service, or IRS, requires operators of casinos located in the U.S. to file information returns for U.S. citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of casino revenues to jurisdictions outside the U.S. that are exempt from the ambit of such regulations.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department require the filing of suspicious activity reports by casinos on all transactions of at least $5,000 that the casino knows, suspects, or has reason to suspect fall into specific categories that are deemed to be suspicious. This reporting obligation commenced on March 25, 2003 and may result in the loss of casino revenues to jurisdictions outside the U.S. that are exempt from the ambit of such regulations.

Compliance with Other Laws

Our operations are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.

Employees and Labor Relations

As of March 1, 2004 we had approximately 1,646 employees, of which 1,474 are full-time, none of whom are represented under collective bargaining agreements.

Risks Related to Our Business

We are in default on our notes.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003.  After consultation with an ad hoc committee of holders of the Shreveport Notes, we have begun a process which we hope will result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to repay the Shreveport Notes in full.  We currently anticipate that any such sale or other disposition would be effected through a bankruptcy proceeding.

If a sale or other disposition does not occur, the holders of the Shreveport Notes might pursue all rights and remedies that they may have as a result of the default. In addition, whether or not the note holders pursue remedies against us or in other circumstances, we may seek the protection of the bankruptcy laws. We cannot assure you that a bankruptcy filing, for any reason, will not have an adverse effect on our business, including adversely impacting the credit terms we receive from vendors and service providers and negatively affecting our customers’ perceptions of us.

We have a history of losses.

We reported a loss from operations in 2001 of $20.3 million, and income from operations in 2002 of $1.4 million and $.3 million for the period from January 1, 2003 through February 28, 2003 and $1.9 million for the period from March 1, 2003 through December 31, 2003, respectively.  In addition, we reported net losses of $45 million and $25.5 million in 2001 and 2002, respectively, and $4.2 million for the period from January 1, 2003 through February 28, 2003, and $21.3 million for the period from March 1, 2003 through December 31, 2003.  There can be no assurance that we will not experience operating losses in the future.  Because of our current capital structure and current levels of operations and revenue, we anticipate that we will continue to experience net losses.

Our substantial indebtedness could adversely affect our operations and financial health.

We continue to have a significant amount of indebtedness.  Our substantial indebtedness could have important consequences to our operations and financial health.  For example, it could:

•      increase our vulnerability to general adverse economic and industry conditions;

•      limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•      place us at a competitive disadvantage compared to our competitors that have a more favorable capital structure.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to the maintenance of our property.

We expect to use a portion of our limited cash for capital expenditures. These enhancements could involve risks, including cost overruns, delays and failure to obtain applicable permits and authorizations. In addition, due to our operating losses, substantial maintenance capital expenditures have been deferred.

We face significant competition from other gaming operations.

The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, many of which have financial and other resources that are greater than our resources. Competitive gaming activities include casinos, video lottery terminals and other forms of legalized gaming in Louisiana, Oklahoma and other jurisdictions.

Legalized gaming is currently permitted in various forms throughout the U.S. and in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada.  Other jurisdictions may legalize gaming in the near future. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations.  New or expanded operations by other persons will increase competition for our gaming operations and could have a material adverse impact on us.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track currently has a new permanent facility under construction which will accommodate 1,400 slot machines and is expected to open during the second quarter of 2004.  Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has considered proposals to authorize casino gaming from time to time in the past.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area but are located approximately 190 miles from that area, we believe that we shall face increased competition from the WinStar Casinos and similar types of facilities.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our financial condition.

We are defendants in various lawsuits relating to matters incidental to our business. The nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors and others in the ordinary course. As with all litigation, no assurance can be provided as to the outcome of these matters and in general, litigation can be expensive and time consuming. We believe that we have defenses to these lawsuits and are contesting them vigorously; however, we cannot be sure that we will be successful in defending these claims. If we are not, these lawsuits could result in settlements or liability for damages that could significantly impact our business, financial condition and results of operations.

We face extensive regulation from gaming and other regulatory authorities.

Licensing Requirements. As owners and operators of a gaming facility, we are subject to extensive state and local regulation. State and local authorities require us to demonstrate suitability to obtain and retain various licenses and require that we have registrations, permits and approvals to conduct gaming operations.  Various regulatory authorities may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend or revoke a license or registration to conduct gaming operations.  Like all gaming operators in the jurisdictions in which we operate, we must periodically apply to renew our gaming licenses or registrations and have the suitability of certain of our directors, officers and employees approved.  We cannot assure you that we will be able to obtain such renewals or approvals.  Regulatory authorities may also levy substantial fines against or seize our assets or the assets of our subsidiaries or the people involved in violating gaming laws or regulations.  Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We have demonstrated suitability to obtain and have obtained all governmental licenses, registrations, permits and approvals necessary for us to operate our existing gaming facility.  We cannot assure you that we will be able to retain them or demonstrate suitability to obtain any new licenses, registrations, permits or approvals. The approval process can be time-consuming and costly and we cannot be sure that we will be successful.

Gaming authorities in Louisiana generally can require that any beneficial owner or holder of our equity or debt securities file an application for a finding of suitability.  If a gaming authority requires a record or beneficial owner or holder of our securities to file a suitability application, the owner or holder must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority.  The gaming authority has the power to investigate an owner’s or holder’s suitability and the owner or holder must pay all costs of the investigation.  If the owner or holder is found unsuitable, then the owner may be required by law to dispose of our securities.

Potential changes in regulatory environment.  From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdiction in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

Taxation. We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to normal federal and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations

Compliance with other laws. We are also subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel.

We are highly dependent on the services of our General Manager, Melvyn Thomas, and our senior management team. Our ability to retain key personnel is affected by the competitiveness of our compensation packages and other terms and conditions of employment. Our inability to retain our senior management team could adversely effect our business, financial condition and results of operations.

Inclement weather and other conditions could seriously disrupt our operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions. Our facility is subject to risks including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather conditions. Reduced patronage or the loss of service to our casino for any period of time due to severe weather could adversely affect our business, financial condition and results of operations.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and waste. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. From time to time, we have incurred and are incurring costs and obligations for correcting environmental noncompliance matters. To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our casino property uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the recent substantial increases in the cost of electricity in the United States may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases. Dramatic increases in fuel prices may also affect customer visits.

Available Information

For more information about us, visit our web site at www.hollywoodcasinoshreveport.com. Our electronic filings with the Securities and Exchange Commission (including all Forms 10-K, 10-Q, and 8-K, and any amendments to these reports) are available free of charge at the Securities and Exchange Commission website www.sec.gov.

ITEM 2.                  PROPERTY

The following describes our principal real estate property:

We lease approximately nine acres of land in Shreveport, Louisiana, which contains a dockside casino with approximately 59,000 square feet along with a hotel and land-based pavilion that includes various entertainment amenities.

ITEM 3.                  LEGAL PROCEEDINGS

We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. In addition, we maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact our consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact our consolidated financial condition or operating results. In each instance, we believe that we have meritorious defenses and/or counter-claims and intend to vigorously defend ourselves.

On April 23, 2000, the construction site for our facility suffered tornado damage that contributed to the delay in its opening. We filed damage claims and received reimbursements from our insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. We also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against our insurance carriers seeking to recover lost profits and related claims under our business interruption insurance coverage. On June 16, 2003, a judgment was entered in that court awarding us approximately $3.9 million (including interest but excluding attorney fees). Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions. Following the disposition of such motions, we and the defendants entered into a settlement of this lawsuit in December 2003, whereby we received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to our outside legal counsel in full satisfaction of our attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS 141.

In a set of related matters, we are also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of our casino. For this and other reasons, we have withheld payment of certain retainage amounts that the general contractor is currently seeking. The general contractor has also submitted additional change orders that we are disputing. We have recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, we, the general contractor, and the architect entered into an agreement to arbitrate the various claims. Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome.

In October 2003, the Bossier Parish Police Jury filed an action against us and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between us and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, we and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing has been set on the Exceptions for April 8, 2004. We have vigorously contested all the allegations set forth in the suit and will continue to do so.

Over the past several months, a number of individual employees have brought similar gender related employment claims against us under Title VII in Federal Court in Louisiana. We are vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

We are or may become a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advise of counsel, settlement or resolution of these proceedings should not have a material adverse impact on our consolidated financial position or results of our operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 1, 2003, HCS I, Inc. holds an effective 99% partnership interest and HCS II, Inc. holds an effective 1% partnership interest in the Hollywood Casino Shreveport general partnership.

As of March 1, 2003, 1,000 shares of common stock of Shreveport Capital Corporation, $1.00 par value, are outstanding, all of which are owned by the Hollywood Casino Shreveport general partnership.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data for the years ended December 31, 1999, 2000, 2001, 2002, and for the period from January 1, 2003 through February 28, 2003 are derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, our former independent certified public accountants, and for the period from March 1, 2003 through December 31, 2003 by BDO Seidman, LLP, our current independent public accountants.  The selected consolidated financial and operating data should be read in conjunction with our consolidated financial statements and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included herein.

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment and certain liabilities, including long-term debt.  The differences in financial presentation from the Predecessor Basis to the Successor Basis includes the reclassification of cash awards from promotional allowances to a reduction of casino revenue and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  This had the effect for the year 2002 of decreasing casino revenue by $4.5 million, decreasing promotional allowance by $11.5 million and increasing operating expenses by $7.0 million.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenue by $.7 million, a decrease in promotional allowances by $1.6 million and an increase in operating expenses by $.9 million.

	Predecessor Basis					Successor Basis
	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
	(In thousands )
Hollywood Casino Shreveport and Subsidiaries
Income statement data:
Net Revenues	$—	$7,754	$143,868	$146,356	$22,981	$113,924
Total operating expenses	993	21,458	164,181	144,989	22,705	112,056
Income (loss) from operations	(993)	(13,704)	(20,313)	1,367	276	1,868
Other non-operating income (expenses), net	(3,302)	(4,196)	(24,698)	(26,857)	(4,439)	(23,177)
Net (loss)	$(4,295)	$(17,900)	$(45,011)	$(25,490)	$(4,163)	$(21,309)

Other data:
Net cash provided by (used in) operating activities	$7,839	$(6,967)	$(28,200)	$(3,990)	$(9,688)	$13,989
Net cash provided by (used in) investing activities	(182,338)	21,615	4,272	(1,465)	(224)	(369)
Net cash provided by (used in) financing activities	189,779	3,690	13,039	617	561	(1,084)
Depreciation and amortization	2	506	15,866	16,157	2,715	8,104
Interest expense	6,946	9,991	25,350	26,744	4,456	20,870
Capital expenditures	35,028	116,117	4,993	1,497	224	369
Balance sheet data:
Cash and cash equivalents	$19,014	$37,352	$26,463	$21,625	$12,274	$24,810
Total assets	209,480	242,384	212,034	191,868	179,449	141,711
Total debt*	151,759	181,946	190,105	189,911	189,877	119,345
Partners’ capital (deficiency)	38,171	29,174	(8,699)	(33,572)	(37,165)	(22,386)

HWCC-Louisiana, Inc. and Subsidiaries
Income statement data:
Net Revenues	$—	$7,754	$143,868	$146,356	$22,981	$113,924
Total operating expenses	1,036	21,724	163,533	144,989	22,705	112,056
Income (loss) from operations	(1,036)	(13,970)	(19,665)	1,367	276	1,868
Other non-operating income (expenses), net and minority interest expense	(3,233)	(4,062)	(26,851)	(28,272)	(4,663)	(24,228)
Net (loss)	$(4,269)	$(18,032)	$(46,516)	$(26,905)	$(4,387)	$(22,360)

Other data:
Net cash provided by (used in) operating activities	$11,826	$(7,217)	$(28,258)	$(3,941)	$(9,685)	$13,998
Net cash provided by (used in) investing activities	(184,993)	21,615	4,272	(1,465)	(224)	(369)
Net cash provided by (used in) financing activities	194,679	3,978	10,639	617	561	(1,084)
Depreciation and amortization	2	506	15,866	16,157	2,715	8,104
Interest expense	6,946	9,991	25,350	26,744	4,456	20,870
Capital expenditures	38,157	116,117	4,993	1,497	224	369
Balance sheet data:
Cash and cash equivalents	$21,580	$39,956	$26,609	$21,820	$12,472	$25,017
Total assets	219,428	252,017	219,802	199,787	187,363	142,842
Total debt*	151,759	184,445	190,105	189,911	189,877	119,345
Shareholders’ equity (deficiency)	46,000	34,293	(3,548)	(28,372)	(31,959)	21,158

* For the period from March 1, 2003 through December 31, 2003, total debt is net of valuation allowance of $70,348.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a highly themed hotel and casino destination resort in Shreveport, Louisiana.  We enjoy high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport/Bossier City market with its feeder markets of Dallas/Ft. Worth and East Texas.  Our casino was built next to an existing riverboat gaming and hotel facility operated by Harrah’s Entertainment.  There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana.  The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing us to operate 24 hours a day with uninterrupted access.

Our marketing strategy is designed to take advantage of our proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets by targeting the local day-trip market and by utilizing our hotel rooms to expand our patron mix to include overnight visitors. We have also coordinated our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s card program and design promotions and special events to this target market.

Key performance indicators related to revenues are:

•              Gaming revenue indicators – slot handle, table game drop (volume indicators) and “win” or “hold” percentages, which are not fully controllable by us. Our normal slot win percentage is in the range of 6% to 7% of slot handle and our normal table games win percentage is in the range of 15% to 21% of table game drop; and

•              Hotel revenue indicators – hotel occupancy (volume indicator); average daily rate (“ADR,” price indicator); revenue per available room (“REVPAR”), a summary measure of hotel results, combining ADR and occupancy rate.

Our property generates significant operating cash flow since most of our revenue is cash-based through customers wagering with cash on slot machines and table games. Non-gaming services are generally paid for with cash or credit cards. Our business is capital intensive and we rely on our cash to generate sufficient cash to repay debt, fund maintenance capital expenditures and fund new capital projects.

Overall Outlook

We reported a loss from operations in 2001 of $20.3 million, and income from operations in 2002 of $1.4 million and $.3 million for the period from January 1, 2003 through February 28, 2003 and $1.9 million for the period from March 1, 2003 through December 31, 2003, respectively.  In addition, we reported net losses of $45 million, $25.5 million and $25.5 million in 2001, 2002 and 2003, respectively.  We have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that it will be sufficient for the foreseeable future.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003. After consultation with an ad hoc committee of holders of the Shreveport Notes, we have begun a process which we hope will result in the sale or other disposition of the riverboat casino/hotel complex. There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to repay the Shreveport Notes in full. We currently anticipate that any such sale or other disposition would be effected through a bankruptcy proceeding.

If a sale or other disposition does not occur, the holders of the Shreveport Notes might pursue all rights and remedies that they may have as a result of the default. In addition, whether or not the note holders pursue remedies against us or in other circumstances, we may seek the protection of the bankruptcy laws. We cannot assure you that a bankruptcy filing, for any reason, will not have an adverse effect on our business, including adversely impacting the credit terms we receive from vendors and service providers and negatively affecting our customers’ perceptions of us.  All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

We are a partnership and accordingly are not subject to federal income taxes. Such taxes are the responsibility of our partners.  HWCC-Louisiana, Inc. and its subsidiaries are included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and were included in Hollywood Casino Corporation’s consolidated federal income tax return for periods prior to the acquisition. Prior to our acquisition by Penn National benefit for income taxes was based on the amount of tax that would be provided if a separate federal income tax return were filed.  As a result of the uncertainties discussed in Notes 1 and 10 of the HWCC-Louisiana, Inc. and subsidiaries financial statements, no consolidated tax benefit was allocated to HWCC-Louisiana, Inc. and its subsidiaries based upon its contribution to consolidated federal taxable income.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires that the tax benefit of net operating loss carry forwards (“NOL’s”) and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management cannot assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the losses incurred to date and the lack of historical operating activity upon which to estimate future taxable income, management has provided valuation allowances to fully reserve the net deferred tax assets for the predecesor periods presented.

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries by Penn National, a “change of control,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HWCC-Louisiana, Inc.’s loss carryforwards, which at the date of acquisition was $97 million, that is available for use in any one year by Penn National is approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HWCC-Louisiana, Inc.’s loss carryforwards.

The Internal Revenue Service recently opened an examination of Hollywood Casino Corporation’s consolidated federal income tax returns for the years 1999 through 2001 in which HWCC-Louisiana, Inc.  was included.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track currently has a new permanent facility under construction which will accommodate 1,400 slot machines and is expected to open during the second quarter of 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming in the past. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos and similar types of facilities.

The most important factors and trends contributing to our operating performance have been:

•              Intense competition in the Shreveport/Bossier City market.

•              The general economic conditions in our principal market areas.

•              The lack of significant revenue growth in the Shreveport/Bossier City gaming market since 2001.

•              The introduction of slot machines at Louisiana Downs and the opening of WinStar Casinos in Southern Oklahoma in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment and certain liabilities, including long-term debt.  We have also made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statements of operations are not meaningful.

The results of operations for the year ended December 31, 2002, the period from January 1, 2003 through February 28, 2003 and the period from March 1, 2003 through December 31, 2003 are summarized below (in thousands):

	Predecessor Basis		Successor Basis
	Year ended December 31, 2002	Period from January 1, 2003 through February 28, 2003	Period from March 1, 2003 to December 1, 2003
Revenue:
Casino	$146,070	$22,730	$105,330
Rooms	9,279	1,353	7,341
Food and beverage	24,441	3,784	17,890
Other	2,473	376	1,890
Less: Promotional allowances	(35,907)	(5,262)	(18,527)
Net Revenues	146,356	22,981	113,924
Operating expenses:
Casinos	106,391	16,700	57,225
Rooms	2,229	344	3,148
Food and beverage	6,784	983	15,287
Other	2,916	516	7,833
General and administrative	10,333	1,447	20,459
Depreciation and amortization	16,157	2,715	8,104
Impairment Loss	179	—	—
Total operating expenses	144,989	22,705	112,056
Income from operations	$1,367	$276	$1,868

Revenues

Revenues in 2003 were negatively impacted as a result of the opening of Louisiana Downs slots in May 2003 and the opening of the WinStar Casinos in July 2003.  Our revenues were also negatively impacted by the continuing economic stagnation in our primary market area.  Consequently our operating expenses decreased as a result of our declining revenues and our planned reductions in operating expenses in response to the decline in revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased significantly as a result of the revaluation of our fixed assets to their estimated fair market values at the date of purchase by Penn National.

Interest Expense

Interest expense decreased primarily due to the decrease in contingent interest incurred on the Shreveport Notes and the elimination of the deferred finance fees amortization that resulted from the acquisition.

Other Expenses

Other expenses in 2003 consist of reorganization costs incurred by legal and financial advisors in connection with debt restructuring negotiations and planning. These expenses totaled $2.4 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The results of operations for the years ended December 31, 2001 and 2002 are summarized below (in thousands):

	2001	2002
Revenue:
Casino	$144,334	$146,070
Rooms	8,754	9,279
Food and beverage	25,521	24,441
Other	3,412	2,473
Promotional allowance	(38,153)	(35,907)
Net Revenues	143,868	146,356
Departmental expenses:
Casinos	118,685	106,391
Rooms	2,452	2,229
Food and beverage	9,396	6,784
Other	3,433	2,916
General and administrative	13,506	10,333
Depreciation and amortization	15,866	16,157
Impairment loss	—	179
Loss on early extinquishment of debt	843	—
Total expense	164,181	144,989
Income (loss) from operations	$(20,313)	$1,367

General

We commenced operations in December 2000 and experienced typical operating inefficiencies associated with the opening of a new, major resort.  As a result, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a high level of service. With these programs completed, we launched major marketing programs in late February and March.  Delays in commencing our marketing efforts, together with inclement weather and increased competitive pressures in the Shreveport/Bossier City market, resulted in lower gaming activity in January and February 2001 than originally anticipated by management. With the implementation of the marketing programs, we experienced a favorable trend in our gaming revenues with significant increases in February and March compared to the prior month periods.  Revenues continued to show improvement in April and May; however, these increases remained below management’s expectations, primarily due to the economic slowdown. Management responded by fine-tuning the marketing efforts to maximize the effectiveness of its marketing programs while minimizing their costs. To this end, we terminated certain marketing programs that targeted less profitable market segments which resulted in a reduction of our gaming revenues in June. Commencing in the second quarter of 2001, we also instituted a series of measures to significantly reduce our operating costs.

Entertainment-related companies, already suffering from the general economic downturn, experienced an additional setback from the tragic events of September 11, 2001.  While difficult to measure with any degree of precision, management believed the operating results for the third and fourth quarters were negatively impacted by the difficult operating environment triggered by the tragic September events.  Management analyzed the operating revenues and gaming activity for the facility relative to its internal budget for the period from September 1 through September 10 and for the period from September 11 through the end of the month.  By comparing the operating trends for these two periods, management estimated that the revenues for the month of September were reduced by approximately $1.7 million, or 14.8%, as a result of the terrorist attacks.  Fourth quarter revenues continued to under perform budgeted amounts.

Despite the revenue downturn in the second half of 2001, as a result of the elimination of marketing programs and other significant cost cutting efforts, we managed to generate positive earnings before interest taxes, depreciation, amortization and non-recurring items in every month commencing with June 2001.  Throughout 2002 we continued our efforts to aggressively manage our marketing programs to increase our customer base while maximizing near and long-term profitability by decreasing the operating cost structure of the property.

The opening of the casino increased gaming capacity in the Shreveport/Bossier City market by approximately 32%.  However, the market did not grow sufficiently to fully absorb the increase in capacity, as total casino win for the years 2002 and 2001 only grew by 2.2% and 18.7%, respectively.  The 2.2% overall growth in the Shreveport/Bossier City market during 2002 reflected an increase of 3.4% during the first half of the year, but only a 1% increase during the second half of the year, in each case compared to the same period in 2001. Management believed this erosion in market growth reflected the deteriorating economic conditions in the principal feeder markets to the Shreveport/Bossier City gaming market, including the Dallas/Ft. Worth metropolitan area.

Revenues

Casino revenue consists of the portion of gross wagering retained by the casino and, as a percentage of gross wagering, is referred to as the “hold percentage”.  Casino revenues totaled $146.1 million and $144.3 million during 2002 and 2001, respectively.  Casino revenues increased slightly during 2002 compared to 2001 as decreases in the slot machine hold percentage were offset by increases in slot machine gross wagering. As a result, slot machine revenues increased by 1.5% during 2002 compared to 2001.  The 2002 decline in table games gross wagering was partially offset by an increase in the table games hold percentage to 18.9% from 17.9% resulting in an overall table game revenue decrease of 5.1% in 2002 compared to 2001.  Slot machine revenues accounted for 73.4% and 73.2% during 2002 and 2001, respectively, of total casino revenues and table game revenues accounted for 25.1% and 26.8% during 2002 and 2001, respectively, of total casino revenues. Poker accounted for the additional 1.5% of revenues in 2002 following the June opening of six poker stations.

Room revenues increased 6% during 2002 compared to 2001. Hotel occupancy rates increased to 93.4% in 2002 from 86.6% during 2001 due to more aggressive marketing programs. However, the average daily room rate decreased to $68 during 2002 from $70 during 2001. Room rates in 2002 were lowered to meet competitive pressures in the Shreveport/Bossier City marketplace; however, such reductions were more than offset by the improvement in hotel occupancy.

Food and beverage revenues amounted to $24.4 million and $25.5 million during 2002 and 2001, respectively. Food and beverage revenues decreased 4.2% in 2002 compared to the prior year primarily as a result of decreases in promotional activities. Other revenues amounted to $2.5 million and $3.4 million during 2002 and 2001, respectively. Other revenues decreased 27.5% during 2002 compared to 2001. The decrease was primarily due to reductions in theater revenues and retail store sales and was partially offset by rental income of $.2 million earned with respect to restaurant and entertainment facilities operating in leased space.

Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs, the cost of certain cash incentive programs and the estimated cost of the “cash back” award feature of the casino’s customer loyalty programs. Overall, promotional allowances decreased by 5.9% during 2002 compared to 2001.  Goods and services provided to patrons without charge increased slightly as a percentage of the associated room, food and beverage and other revenues to 67.4% during 2002 from 66.3% during 2001.  These percentages were consistent with the historical experience of other gaming operations owned by Hollywood Casino Corporation.  The cost of other cash incentive and customer loyalty programs decreased during 2002 compared to 2001 as marketing and direct mail programs were refined and marginal programs were eliminated.

Departmental Expenses

We were designed to be a major destination resort. Accordingly, our initial cost structure was based on the facility generating a significant level of gaming revenues. As noted previously, management concentrated its efforts in January and early February 2001 on fully implementing operating and training programs to ensure that customers were provided with a superior level of service.  Because we were in a longer start up phase, departmental expense ratios during the first half of 2001 were higher than those experienced by other Hollywood Casino Corporation operated gaming facilities during their initial periods. During the summer of 2001, management initiated a new business plan in response to the difficult operating conditions experienced by the property. Due to the economic recession and the impact of the events of September 11th, the Shreveport/Bossier City market grew much more slowly in 2001 than anticipated and experienced a significant increase in marketing and promotional activity. Over the second half of 2001 and throughout 2002, management made significant progress in achieving the principal elements of its new business plan. Specifically, departmental expenditures were significantly reduced while maintaining our level of service. Management reduced the property’s operating costs during 2002 by approximately $15.6 million, or 11.7%, compared to 2001, while maintaining revenue levels.

In March 2001, the Louisiana legislature approved an increase in the gaming tax on riverboat casinos to 21.5% of net gaming proceeds from 18.5%. The tax increase was phased in over a 25-month period for all riverboats in the Shreveport/Bossier City area; accordingly, the gaming tax imposed on us increased to 19.5% effective April 1, 2001, to 20.5% effective April 1, 2002, and to 21.5% effective April 1, 2003. Had the entire 3% gaming tax increase been in effect during 2002 and 2001, our operating expenses would have increased by approximately $1.9 million and $3.3 million, respectively.

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

Other expenses decreased $.5 million, or 15.1% during 2002 compared to 2001 reflecting reductions in the cost of goods sold, consistent with the reductions in revenues, reductions in payroll costs and a reduction in the costs incurred in connection with “headliner” entertainment shows. These decreases were partially offset by increased insurance costs.

General and Administrative

General and administrative expenses amounted to $10.3 million and $13.5 million during 2002 and 2001, respectively.  General and administrative expenses included a management fees payable to a subsidiary of Hollywood Casino Corporation which amounted to $2.9 million in both 2002 and 2001. The 2002 decrease in general and administrative expenses reflected cost savings initiatives by management. Significant savings in executive and human resources departmental costs were partially offset by increases in legal fees and utility costs.

Depreciation and Amortization

Depreciation and amortization expense increased slightly to $16.2 million during 2002 from $15.9 million in 2001.  The 2001 increase resulted primarily from substantially all of our fixed assets being placed in service in December 2000.

Impairment Loss

We incurred an impairment loss during 2002 with respect to the valuation of our motion picture memorabilia. No impairment loss was required with respect to any of our other long-lived assets.

Loss on Early Extinguishment of Debt

During June 2001, we retired our outstanding lease financing with a portion of the proceeds from the Senior Secured Notes. The loss from early extinguishment of debt consisted of the write off of unamortized deferred finance costs associated with the lease financing.

Interest Income

Interest income decreased 69.3% during 2002 compared to the prior year reflecting less cash available for investment purposes and reduced interest rates.  HWCC-Louisiana, Inc. earned additional interest income of $49,000 and $.1 million during 2002 and 2001, respectively. HWCC-Louisiana, Inc. had cash available for investment purposes prior to its payment of $2.5 million to Sodak Gaming, Inc. during June 2001 in connection with HWCC-Louisiana, Inc.’s acquisition in 1999 of Sodak’s partnership interest in us.

Interest Expense

Interest expense increased by $1.4 million during 2002 compared to 2001. The 2002 increase was due primarily to the increase in our long-term indebtedness and to contingent interest incurred on the Shreveport Notes. In June 2001, we retired the $27.5 million outstanding balance of certain lease financings with a portion of the proceeds from the issuance of $39 million of Senior Secured Notes, which also provided additional working capital for us.  The increase in overall borrowings coupled with a higher interest rate (an effective rate of 12.21% on the Senior Secured Notes versus a floating rate on the lease financing of 8.9% at the time of their retirement) contributed to the increase in interest expense.

Interest expense also included the amortization of deferred financing costs incurred in connection with the Shreveport Notes and, for periods prior to June 15, 2001, the lease financing. Such amortization amounted to $1.3 million and $1.4 million during 2002 and 2001, respectively.  Contingent interest incurred with respect to the Shreveport Notes amounted to $1.1 million and $.4 million during 2002 and 2001, respectively.

Write Off Investment in Unconsolidated Affiliate

We entered into an agreement with a third party during 2000 providing for the joint construction and ownership of a golf course. Our contributions to the limited liability corporation formed to develop and operate the golf course from inception amounted to $.3 million. No contributions were made during 2002. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, we provided a reserve of $.3 million during April 2002 to write down our investment in the limited liability corporation to a zero value. The partners terminated the golf course joint venture effective as of September 30, 2002.

Minority Interest in Hollywood Casino Shreveport

In accordance with the terms of our joint venture agreement and related amended and restated assignment of joint venture interest, the joint venture partner of HWCC-Louisiana, Inc.’s subsidiaries, HCS I, Inc. and HCS II, Inc. is to receive, among other things, an amount equal to 1% of “complex net revenues”, as defined, earned by us.  The allocation of this interest is reflected by HWCC-Louisiana, Inc. as a minority interest in us.  Such interest, which commenced upon the opening of the casino, amounted to $1.5 million and $1.4 million during 2002 and 2001, respectively, and is reflected as a reduction in arriving at net loss on the accompanying consolidated statements of operations of HWCC-Louisiana, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

We have experienced net losses since our opening on December 20, 2000, are in default under the terms of the indentures governing our Shreveport Notes and have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations will not be sufficient to fund our capital needs and debt service under our current capital structure for the foreseeable future. Penn National has no obligation to and does not currently anticipate providing any additional financial support to us. All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

Cash flow

Historically, our primary sources of liquidity and capital resources have been cash flow from operations and proceeds from the issuance of debt securities.

Net cash used in provided by operating activities was $9.7 million and $14 million for the period from January 1, 2003 through February 28, 2003 and for the period from March 1, 2003 through December 31, 2003, respectively. This consisted of a net loss of, $4.2 million and $21.3 million for the period from January 1, 2003 through February 28, 2003 and for the period from March 1, 2003 through December 31, 2003, respectively; non-cash reconciling items of $3.0 million and $8.1 million for the period from January 1, 2003 through February 28, 2003 and for the period from March 1, 2003 through December 31, 2003, respectively; and net increases in current liability accounts along with a net decrease in current asset accounts of $8.5 million for the period from January 1, 2003 through February 28, 2003, and a net increase in current asset accounts of $27.2 million for the period from March 1, 2003 through December 31, 2003. If we had made the interest payment on the Shreveport Notes on August 1, 2003 in the amount of approximately $12.3 million, operating activities would have had a negative cash flow of $1.7 million for the period from March 1, 2003 through December 31, 2003.

Cash flows used in investing activities totaled $.2 million and $.4 million for the period from January 1, 2003 through February 28, 2003 and for the period from March 1, 2003 through December 31, 2003, respectively. This amount was spent on maintenance capital expenditures at the property.

Cash flows provided by used in financing activities were $.6 million and $1.1 million for the period from January 1, 2003 through February 28, 2003 and for the period from March 1, 2003 through December 31, 2003, respectively. Financing activities included a capital contribution from the parent company prior to being acquired by Penn National net of distributions to partners.

Capital Expenditures

During the year we spent approximately $.6 million on maintenance capital expenditures at the property. In 2004, we are planning to spend approximately $1.5 million on maintenance capital expenditures.

$150 Million 13% First Mortgage Notes

In August 1999, the Hollywood Casino Shreveport general partnership and Shreveport Capital issued $150 million of the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $.6 million for the year ended December 31, 2003. Accrued contingent interest amounted to $1.2 million and $1.8  million at December 31, 2002 and 2003, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino.

The First Mortgage Notes are secured by, among other things, (1) a first priority security interest in substantially all of the assets that comprise Hollywood Casino Shreveport other than certain assets that secure the Senior Secured Notes and up to $6 million in assets that may be acquired with future equipment financing; (2) a collateral assignment of the Hollywood Casino Shreveport’s interest in the principal agreements under which it was constructed and is currently operated and managed; and (3) a collateral assignment of certain licenses and permits with respect to the operation and management of the casino. In addition, the First Mortgage Notes are guaranteed on a senior secured basis by HWCC-Louisiana, Inc., HCS I, Inc. and HCS II, Inc. (collectively, the “Guarantors”).

Such guarantees are secured by a first priority secured interest in substantially all of the Guarantors’ assets, including a pledge of the capital stock of HCS I, Inc. and HCS II, Inc. and their partnership interests in Hollywood Casino Shreveport.

The First Mortgage Notes may be redeemed at any time on or after August 1, 2003 at 106.5% of the then outstanding principal amount, decreasing to 103.25% and 100% on August 1, 2004 and 2005, respectively.  (See Event of Default, below, regarding required repurchase offer at 101%).

The indenture governing the First Mortgage Notes contains various provisions limiting our ability to borrow money, pay distributions on our equity interests or prepay debt, make investments, create liens, sell assets or enter into mergers or consolidations. In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital Corporation to acquire additional assets, become liable for additional obligations or engage in any significant business activities.

$39 Million 13% Senior Secured Notes

In June 2001, Hollywood Casino Shreveport and Shreveport Capital Corporation issued $39 million of the Senior Secured Notes. The Senior Secured Notes were issued at an initial premium of $1.2 million to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $.2 million for the year ended December 31, 2003. Accrued contingent interest amounted to $.5 million and $.3 million at December 31, 2003 and 2002, respectively. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino. Proceeds from the Senior Secured Notes were used, in part, to retire our then outstanding capital lease obligation with the remainder available for working capital purposes.

Under the terms of certain intercreditor collateral agreements, the Senior Secured Notes are secured by, among other things, (1) a security interest in certain furniture, fixtures and equipment acquired prior to the opening of the casino for $30 million and (2) a security interest on an equal basis in up to $10 million of the collateral which secures the First Mortgage Notes. The furniture, fixtures and equipment in (1) above were obtained with the proceeds from the capital lease obligation retired with a portion of the proceeds from the Senior Secured Notes.

The Senior Secured Notes may be redeemed on the same terms and conditions as the First Mortgage Notes. The indenture governing the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture governing the First Mortgage Notes.

Event of Default

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within ten days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into Hollywood Casino Corporation. We determined that we did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures. A valuation allowance in the amount of $70.3 million was established to reduce the carrying amount to management’s estimate of the fair value of the Shreveport Notes, which was based on the fair value of the underlying collateral.

On March 14, 2003, we were notified by an ad hoc committee of holders of the Shreveport Notes that we had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither the Hollywood Casino Shreveport general partnership nor Shreveport Capital Corporation made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified us in May 2003 that an event of default had occurred under the indentures.  In addition, we did not make the August 1, 2003 and February 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  During the intervening period, we entered into negotiations with an ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, we retained Libra Securities, LLC as our exclusive financial advisor in connection with a possible sale or debt restructuring transaction. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt us to seek the protection of the bankruptcy laws or other similar remedies.

Recent Developments

On February 3, 2004, HCS, I, Inc., our managing general partner, announced that its Board of Directors had authorized the initiation of a process that it hopes will result in the sale or other disposition of Hollywood Casino Shreveport. The Board further authorized our financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  In addition, the Board authorized the creation of an independent committee of the Board, currently consisting of the director not employed directly by Penn National, to oversee this process.  The Board created an independent committee in the event that Penn National elects to participate as a bidder in the process. The Board took action after consultation with the ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  We currently anticipate that any transaction will be effected through a bankruptcy proceeding.  If our efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  Any such action on the part of the note holders may prompt us to seek the protection of the bankruptcy laws or other similar remedies.

Commitments and contingencies

Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2003 (in thousands):

	Payments Due By Period
	Total	2004	2005– 2006	2007 - 2008	2009 and After

13% First Mortgage Notes due 2006(1)
Principal	$150,000	$150,000	$—	$—	$—
Interest	19,500	19, 500	—	—	—
13% Senior Secured Notes due 2006(2)
Principal	39,000	39,000	—	—	—
Interest	5,070	5,070	—	—	—
Purchase obligations	1,718	1,089	462	167	—
Construction commitments	—	—	—	—	—
Operating Leases	2,508	603	658	280	967
Total	$217,796	$215,262	$1,120	$447	$967

(1)                                  The $150 million aggregate principal amount of 13% First Mortgage Notes are in default.  Interest payments of approximately $19.6 million are past due and payable.

(2)                                  The $39 million aggregate principal amount of 13% Senior Secured Notes are in default.  Interest payments of approximately $5 million are past due and payable.

– Other Commercial Commitments

None

Management Contract for Hollywood Casino Shreveport

HWCC-Shreveport, Inc., a wholly owned subsidiary of Hollywood Casino Corporation, manages our operations under the terms of a management agreement. Under the terms of the management agreement, HWCC-Shreveport, Inc. earns basic and incentive management fees for its services. The basic fee equals approximately 2% of our net revenues and the incentive fee equals the sum of (1) 5% of our earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”) between $25 million and $35 million, (2) 7% of our EBITDA between $35 million and $40 million, and (3) 10% of our EBITDA over $40 million.  In addition, we reimburse HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement.

Such fees amounted to $2.2 million for the fiscal year 2003, the payment of which was deferred. Under the indenture and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the casino.

Shreveport Paddlewheels, L.L.C. Residual Interest Payments and Marine Services Agreement

HCS I, Inc. and HCS II, Inc. have assumed HWCC-Louisiana, Inc.’s obligation to cause us to pay Shreveport Paddlewheels, L.L.C., or Paddlewheels, a Louisiana limited liability company, an amount equal to approximately 1% of the casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in us to HWCC-Louisiana, Inc. and Sodak Louisiana, L.L.C. in September 1998. For financial accounting purposes, such allocations are treated as distributions to HCS I, Inc. and HCS II, Inc.  We are also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services. The payments to Paddlewheels are to be made for so long as it remains our joint venture partner.  We paid or accrued distributions totaling $1.5 million and incurred marine services fees of $.3 million under these agreements during the fiscal year 2003.  Since July 10, 2003, we suspended payments to Paddlewheels due to the event of default on the Shreveport Notes.

City of Shreveport Ground Lease

We entered into a ground lease with the City of Shreveport for the land on which the casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $.5 million per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $.4 million. The annual base rental payment will be $.5 million for the second five-year renewal term, $.5 million for the third five-year renewal term, $.6 million for the fourth five-year renewal term and $.7 million for the fifth five year renewal term with no further increases.

The base rental portion of the ground lease is being amortized on a straight-line basis.  In addition to the base rent, we pay a monthly percentage rent equal to the greater of (1) $.5 million per year or (2) the sum of 1% of our adjusted gross revenues and the amount by which 50% of the net income from our parking facilities exceeds a specified parking income credit.  Ground lease rentals amounted to approximately $1.9 million for the year ended December 31, 2003, including percentage rentals amounting to $1.3 million.  In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively.  These additional charges amounted to $5 million for the year ending December 31, 2003.

Critical Accounting Estimates

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements. Critical accounting estimates and assumptions are made in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles and affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularity in areas where changes in these estimates and assumptions could have a material affect on our results of operations, financial position and cash flows. The critical accounting estimates that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Valuation of long-lived tangible and intangible assets, including goodwill

Effective with the close of business on February 28, 2003, we were acquired by Penn National as part of its acquisition of Hollywood Casino Corporation and its subsidiaries. As a result of the acquisition, we were required to adjust our assets and liabilities to reflect fair values as of the date of acquisition. The purchase price adjustments reflected on our financial statements includes the fair values based on independent appraisals obtained by Penn National and a bond valuation allowance that reduces the value of the Shreveport Notes to their estimated fair value. No goodwill was recorded in connection with the acquisition.

The purchase price allocation process requires management’s estimates and judgments as to the remaining useful lives of the assets purchased and the fair value of other assets, liabilities and debt. If growth rates, operating margins, fair value of debt or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the assets and a further adjustment to the bond valuation allowance.

At December 31, 2003, we had a net property and equipment balance of $110.7 million, representing 78.1% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring changes in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Litigation, Claims and Assessments

We utilize estimates for litigation, claims and assessments. These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events. If our assessment of such a matter should change, we may have to change the estimate, which may have an adverse effect on our results of operations. Actual results could differ from these estimates.

Accounting Pronouncements Adopted in 2003

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the consolidated financial statements.

Recent Accounting Pronouncements

There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 that are expected to have a material impact on our financial reporting.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Both the First Mortgage Notes issued to finance construction of the Hollywood Casino Shreveport and the Senior Secured Notes issued to retire lease financing and provide working capital include interest at the rate of 13% payable semiannually as well as contingent interest effective with the casino’s opening. Contingent interest under the indentures governing the First Mortgage Notes and the Senior Secured Notes is equal to 5% and 1.3%, respectively, of consolidated cash flow for the applicable period subject to a maximum contingent interest of $5 million and $1.3 million, respectively, for any four consecutive fiscal quarters. Accordingly, the maximum potential interest with respect to the First Mortgage Notes for a fiscal year could be $24.5 million, resulting in an effective annual interest rate of 16.33% and the maximum potential interest with respect to the Senior Secured Notes for a fiscal year could be $6.4 million, resulting in an effective annual interest rate of 15.5%. These maximums would assume that the annual consolidated cash flow of the casino was at least $100 million. The contingent component of interest under the First Mortgage Notes and the Senior Secured Notes was negotiated with the lenders as part of determining the fixed rate component of interest. Management believes that because the contingent interest component is determined by our cash flows and can only be paid if certain coverage ratios are met, our liquidity and capital resources will not be compromised by the payment, if any, of contingent interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

To the Partners of Hollywood Casino Shreveport:

We have audited the accompanying consolidated balance sheet of Hollywood Casino Shreveport and subsidiaries (a Louisiana general partnership) as of December 31, 2003 and the related consolidated statements of operations, change in partners’ deficiency and cash flows for the period from March 1, 2003 through December 31, 2003.  These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Casino Shreveport and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the period from March 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Partnership has suffered net losses over several years, has a significant deficiency in its partners’ capital, and is in default under certain of its debt agreements.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans about these matters are more fully described in Note 9, including its anticipation of bankruptcy proceedings.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 30, 2004, except for Note 9,
which is as of February 3, 2004

Independent Auditors’ Report

To the Partners of Hollywood Casino Shreveport:

We have audited the accompanying consolidated balance sheets of Hollywood Casino Shreveport (a Louisiana general partnership and formerly known as QNOV) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in partners’ deficiency and cash flows for the period from January 1, 2003 through February 28, 2003 and for the years ended
December 31, 2002 and 2001.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Hollywood Casino Shreveport and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the period from January 1, 2003 through February 28, 2003, and the years ended December 31, 2002 and 2001, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in the Predecessor Note to the financial statements under the caption “Liquidity Issues,” Hollywood Casino Shreveport may not be able to meet its financial obligations.  In addition, as discussed in the Predecessor Note, the Partnership has experienced continuing net losses and has a significant deficiency in its partners’ capital.  Both of these matters raise substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in the Predecessor Note under the caption “Liquidity Issues.”  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	(Predecessor Basis) 2002	(Successor Basis) 2003
Assets
Current assets:
Cash and cash equivalents	$21,625	$24,810
Accounts receivable, net allowance of $729 and $881, respectively	2,301	1,698
Inventories	1,950	1,974
Prepaid expenses and other current assets	1,086	2,113
Total current assets	26,962	30,595

Property and equipment:
Land improvements	1,665	10,000
Building and improvements	97,465	75,056
Riverboat	45,042	15,379
Furniture and equipment	48,098	18,408
	192,270	118,843
Less-accumulated depreciation	(32,507)	(8,100)
	159,763	110,743
Other assets
Deferred Financing costs, net	4,770	—
Other	373	373
Total other assets	5,143	373
	$191,868	$141,711
Liabilities and Partners’ Deficiency
Current liabilities:
Current maturities of long–term debt, net of valuation allowance of $70,348 at December 31, 2003	$6	$119,345
Accounts payable	7,074	5,723
Accrued liabilities
Salaries and wages	2,911	2,212
Interest	11,757	24,780
Gaming and other taxes	1,113	1,446
Insurance	1,591	2,091
Other	3,238	3,300
Due to affiliates , net of valuation allowance of $6,420 at December 31, 2003	6,187	3,269
Other current liabilities	1,370	1,528
Total current liabilities	35,247	163,694

Long–term debt	189,905	—

Other noncurrent liabilities	288	403

Commitments and contingencies
Partners’ deficiency	(33,572)	(22,386)
	$191,868	$141,711

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Predecessor Basis			Successor Basis
	Year Ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
Revenues:

Casino	$144,334	$146,070	$22,730	$105,330
Rooms	8,754	9,279	1,353	7,341
Foods and beverages	25,521	24,441	3,784	17,890
Other	3,412	2,473	376	1,890
	182,021	182,263	28,243	132,451
Less promotional allowances	(38,153)	(35,907)	(5,262)	(18,527)
Net revenue	143,868	146,356	22,981	113,924

Expenses:
Casino	118,685	106,391	16,700	57,225
Rooms	2,452	2,229	344	3,148
Food and beverage	9,396	6,784	983	15,287
Other	3,433	2,916	516	7,833
General and administrative	13,506	10,333	1,447	20,459
Depreciation and amortization	15,866	16,157	2,715	8,104
Loss of early extinguishment of debt	843	—	—	—
Impairment Loss	—	179	—	—
Total expenses	164,181	144,989	22,705	112,056

Income (loss) from operations	(20,313)	1,367	276	1,868

Non–operating income (expenses):
Interest income	652	200	17	77
Interest expense	(25,350)	(26,744)	(4,456)	(20,870)
Equity in gain (loss) of unconsolidated affiliate	—	(313)	—	—
Reorganization costs	—	—	—	(2,384)
Total non-operating (expenses), net	(24,698)	(26,857)	(4,439)	(23,177)

Net (loss)	$(45,011)	$(25,490)	$(4,163)	$(21,309)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ DEFICIENCY
(In thousands)

For the Years Ended December 31, 2001 and 2002 and
For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and From March 1, 2003 Through December 31, 2003 (Successor Basis)

	Former Partners	HCS I, Inc	HCS II, Inc.	Shreveport Paddlewheels L.L.C.	Totals
Predecessor Basis

Balances, January 1, 2001	$(5,000)	$31,851	$323	$2,000	$29,174
Capital contributions	—	8,588	87	—	8,675
Partnership distributions	—	(1,522)	(15)	—	(1,537)
Net (loss)	—	(44,561)	(450)	—	(45,011)

Balances, December 31, 2001	(5,000)	(5,644)	(55)	2,000	(8,699)
Capital contributions	—	2,060	21	—	2,081
Partnership distributions	—	(1,449)	(15)	—	(1,464)
Net (loss)	—	(25,235)	(255)	—	(25,490)

Balances, December 31, 2002	(5,000)	(30,268)	(304)	2,000	(33,572)
Capital Contributions	—	792	8	—	800
Partnership distributions	—	(228)	(2)	—	(230)
Net (loss) for the period of January 1, 2003 through February 28, 2003	—	(4,121)	(42)	—	(4,163)
Acquisition adjustment	5,000	33,825	340	(2,000)	37,165

Successor Basis
Balances, March 1, 2003	—	—	—	—	—
Partnership distributions	—	(1,066)	(11)	—	(1,077)
Net (loss) for the period of March 1, 2003 through December 31, 2003	—	(21,096)	(213)	—	(21,309)

Balances, December 31, 2003	$—	$(22,162)	$(224)	$—	$(22,386)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor Basis			Successor Basis
	Year ended December 31, 2001	Year ended December 31, 2002	Period from January 1 to February 28, 2003	Period from March 1 to December 31, 2003
OPERATING ACTIVITIES:
Net (loss)	$(45,011)	$(25,490)	$(4,163)	$(21,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	17,223	17,274	2,902	7,667
Impairment loss	—	179
Loss on early extinguishment of debt	843	—
Gain on disposal of assets	26	(16)	—	—
Write off investment in unconsolidated affiliate	—	313	—	—
(Benefit) provision for doubtful accounts	1,021	444	55	452
Decrease (increase) in accounts receivable	(2,280)	(635)	185	3,918
Increase (decrease) in accounts payable and accrued liabilities	(4,229)	1,643	(9,124)	20,988
Net change in affiliate balances	2,876	2,316	577	2,934
Net change in other current assets and liabilities	1,205	(151)	(140)	(756)
Net change in other noncurrent assets and liabilities	126	133	20	95

Net cash provided by (used in) operating activities	(28,200)	(3,990)	(9,688)	13,989

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,993)	(1,497)	(224)	(369)
Proceeds from the disposal of assets	—	32	—	—
Investment in unconsolidated affiliate	(265)	—	—	—
Net change in cash restricted for construction project	9,530	—	—	—
Net cash provided by (used in) investing activities	4,272	(1,465)	(224)	(369)

FINANCING ACTIVITIES:
Proceeds from issuance of long–term debt	40,170	—	—	—
Repayment of long–term debt	(2,006)	(7)	(1)	(7)
Deferred financing costs	(2,296)	(5)	—	—
Capital contributions	8,675	2,081	800	—
Payments on capital lease obligations	(30,000)	—	—	—
Partner distributions	(1,504)	(1,452)	(238)	(1,077)
Net cash provided by (used in) financing activities	13,039	617	561	(1,084)
Net increase (decrease) in cash and cash equivalents	(10,889)	(4,838)	(9,351)	12,536
Cash and cash equivalents at beginning of period	37,352	26,463	21,625	12,274
Cash and cash equivalents at end of period	$26,463	$21,625	$12,274	$24,810

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Successor’s Note

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of Hollywood Casino Corporation (“HCC”) and its subsidiaries, including the Hollywood Casino Shreveport general partnership (“HCS”).  Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.”  The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s assessment of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities.  (See Note 10 for Predecessor Note).

The differences in financial presentation from the Predecessor Basis to the Successor Basis includes the reclassification of cash awards from promotional allowances to a reduction of casino revenue and a reclassification of marketing giveaways and coupons from promotional allowances to marketing expense.  This had the effect for the year 2002 of decreasing casino revenue by $4.5 million, decreasing promotional allowance by $11.5 million and increasing operating expenses by $7.0 million.  The effect for the predecessor period from January 1, 2003 to February 28, 2003 was a decrease in casino revenue by $.7 million, a decrease in promotional allowances by $1.6 million and an increase in operating expenses by $.9 million.

The purchase price adjustments reflected on the accompanying Successor Basis consolidated financial statements include revaluing on the acquisition date HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38.8 million. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37.2 million to a zero basis as of the acquisition date. No goodwill was recorded in connection with the acquisition.

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes,” and collectively, the “Shreveport Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC.  Such management fee is subordinated in payment to the Shreveport Notes.

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make semi-annual interest payments on the Shreveport Notes aggregating approximately $24.6 million.

In addition, HCS has experienced net losses since inception and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 24 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  Management is currently in the process of developing its plans with regard to these matters.

As described in Note 9, HCS I, Inc., the managing general partner of HCS, has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  Further, the holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HCS and its wholly owned subsidiary, Shreveport Capital Corporation (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to review the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy. In the ordinary course of business, the Company has bank deposits and overnight repurchase agreements that may exceed federally insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness.

Allowance for Doubtful Accounts

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents:  The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

Long-term Debt:  In the Successor Period, long-term debt is based on the fair value of the underlying collateral.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold Improvements	10 to 20 years

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of December 31, 2003, the Company has determined that no impairment has occurred.

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Deferred Financing Costs

During the Predecessor Period, deferred financing costs that were incurred by the Company in connection with the issuance of debt were deferred and amortized to interest expense over the life of the underlying indebtness using the interest method adjusted to reflect any early repayments.  There were no deferred financing costs during the Successor Period.

Income Taxes

The Company is a partnership and its tax attributes, including income and expense items are passed through its partners.  Accordingly, the accompanying consolidated financial statements do not reflect state or federal income taxes.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses. Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. These amounts that are included in promotional allowances were as follows (in thousands):

	Precedessor Basis			Successor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003

Rooms	$4,586	$5,305	$720	$4,382
Food and beverage	19,026	18,419	2,858	13,645
Other	1,375	681	81	500
Customer loyalty programs	13,166	11,502	1,603	—
Total promotional allowances	$38,153	$35,907	$5,262	$18,527

The estimated cost of providing such complimentary services that is included in operating expenses was as follows (in thousands):

	Precedessor Basis			Successor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
Rooms	$2,631	$2,628	$388	$1,889
Food and beverage	22,217	19,271	3,030	11,663
Other	3,227	1,028	142	2,031
Total cost of complimentary services	$28,075	$22,927	$3,560	$15,583

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by the Louisiana Gaming Control Board. The loss of a license in the jurisdiction in which the Company operates, could have a material, adverse effect on future results of operations.

The Company is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, the Company’s results of operations could be adversely affected.

The Company is also dependant upon a stable gaming and admission tax structure in the local jurisdictions in which it operates and in the State of Louisiana. Any change in the tax structure could have a material adverse effect on future results of operations.

Accounting Pronouncements Adopted in 2003

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. This Interpretation did not have an effect on the consolidated financial statements.

Recent Accounting Pronouncements

There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 that are expected to have a material impact on our financial reporting.

3.             Long-term Debt

HCS and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% first mortgage notes due 2006 and $39 million aggregate principal amount of 13% senior secured notes due 2006 (collectively, the “Shreveport Notes”). HCS is a general partnership that owns the casino operations. Shreveport Capital Corporation is a wholly owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HWCC-Louisiana, Inc. (collectively the “Shreveport Entities”) and are secured by substantially all of the assets of the casino, and, in the case of the 13% first mortgage notes due 2006, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HWCC-Louisiana, Inc.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly owned subsidiary of Penn National Gaming with and into HCC.  HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither HCS nor Shreveport Capital Corporation made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures. In addition, they did not make the August 1, 2003 and February 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes, regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.  The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies. (See Note 9 for subsequent events).

Long-term debt is as follows (in thousands):

December 31,	2002	2003
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $891 and $686, respectively	39,891	39,686
Less: Bond valuation allowance	—	(70,348)
Other notes payable	20	7
	189,911	119,345
Less current maturities	6	119,345
	$189,905	$—

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date. The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS. Contingent interest may not be paid to the extent that payment will result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by HCS since its opening.

	Precedessor Basis			Successor Basis
Contingent Interest Expense	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
	(in thousands)
First Mortgage Notes	$309	$836	$139	$447
Senior Secured Notes	78	219	36	116

	$387	$1,055	$175	$563

Accrued Contingent Interest Payable, December 31,	(In thousands)
	2002	2003

First Mortgage Notes	$1,222	$1,808
Senior Secured Notes	297	449
	$1,519	$2,257

4.             Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, receives, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $1.4 million, $1.5 million and $1.3 million for the years ended December 301 2001, 2002 and 2003 respectively. Unpaid distributions of $.1 million, $.1 million and $.9 million, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2001, 2002 and 2003, respectively. Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

HCS is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. HCS does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations. In addition, HCS maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact its consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact HCS’s consolidated financial condition or operating results. In each instance, HCS believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening. HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage. On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees). Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions. Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The 4.0 million settlement was considered in management's assessment of the purchase price adjustments required in accordance with SFAS 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims. Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome.  The $4.0 million settlement was considered in managements assessment of the purchase price adjustments required in accordance with SFAS 141.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing has been set on the Exceptions for April 8, 2004. HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.

Over the past several months, a number of individual employees have brought similar gender related employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

Employee Benefit Plans

HCS participated in a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covered all eligible employees and was sponsored by Hollywood Casino Corporation.  The plan allowed employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis.  Employer contributions to the plan were set at 50% of the employees’ elective salary deferrals up to a maximum of 5% of employee compensation.  For the years ended December 31, 2001 and 2002 and for the two months ended February 28, 2003, HCS expensed $30,000, $.1 million and $12,000, respectively, as company contributions to the plan.

On August 1, 2003, the plan was merged into Penn National Gaming, Inc.’s retirement savings plan that also qualifies under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employer contributions to the plan are set at 50% of the employee’s elective salary deferrals up to a maximum of 6% of employee compensation.  For the period from March 1, 2003 to December 3, 2003, HCS expensed $.2 million as company contributions to the plan.

Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the casino was built. The terms of the ground lease require the payment by HCS of base rent to the City of Shreveport, percentage rent based on adjusted gross receipts to the City of Shreveport and payments in lieu of admission fees to the City of Shreveport and the Bossier Parish School Board.

Payments made under the terms of the ground lease are as follows (in thousands):

	Precedessor Basis			Successor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
Ground lease:
Base rent	$573	$573	$95	$478
Percentage rent	1,438	1,464	230	1,078
	$2,011	$2,037	$325	$1,556

Payment in lieu of admissions fees	$5,603	$5,637	$864	$4,159

Future minimum lease payments as of December 31, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (in thousands):

Year Ended December 31,
2004	$603
2005	445
2006	213
2007	140
2008	140
Thereafter	967
$2,508

5.             Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2003 (in thousands):

	Fiscal Quarter
2002	First	Second	Third	Fourth
Net revenue	$38,217	$36,302	$38,780	$33,057
Income (loss) from operations	2,679	555	(767)	(1,100)
Net (loss)	(4,118)	(6,450)	(7,267)	(7,655)

	Fiscal Quarter
2003	January 1 to February 28	March 1 to March 31	Second	Third	Fourth
Net revenue	$22,981	$12,710	$33,759	$35,411	$32,044
Income (loss) from operations	276	1,742	749	(209)	(414)
Net (loss)	(4,163)	(545)	(6,513)	(7,531)	(6,720)

6.             Related Party Transactions

The operations of the casino are managed by HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. HCS also reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $2.9 million for each of the years ended December 31, 2001 and 2002, $.5 million for the period from January 1, 2003 through February 28, 2003 and $1.5 million for the period from March 1, 2003 through December 31, 2003 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at December 31, 2002 and 2003 amounted to $6 million and $2.2 million, respectively. Such fees, reduced by a valuation allowance of $6.4 million at December 31, 2003, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000. HCS expensed $.4 million per year for each of the years ended December 31, 2001 and 2002, respectively, and $ .1 million for the period from January 1, 2003 through February 28, 2003 and $ .4 million for the period from March 1, 2003 through December 31, 2003 under the agreement. Unpaid charges of $30,000 and $.2 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2003, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

7.             Supplemental Cash Flow Information

HCS paid interest totaling $21.5 million and $24.6 million during the years ended December 31, 2001 and 2002, respectively and $12.3 million for the period from January 1, 2003 through February 28, 2003.  HCS paid no income taxes during the years ended December 31, 2001, 2002 or 2003.

8.             Stock Option Plan

Certain employees of HCS were granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long Term Incentive Plan.  On March 3, 2003, due to the change of control provisions in the plan, all of the stock options granted under the plan became exercisable and were exercised.  In October 2003 Penn National issued to a HCS employee options to acquire 15,000 shares of Penn National common stock under the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.

9.             Subsequent Events

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee, currently consisting of the director not employed directly by Penn National, to oversee the process. The Board created the independent committee in the event that Penn National elects to participate as a bidder in the process. The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through a bankruptcy proceeding. The Board also determined not to authorize the February 1, 2004 interest payments, aggregating approximately $12.3 million, due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

10.          Predecessor Note

Organization, History, Business and Basis of Presentation - Hollywood Casino Shreveport (“HCS”) is a general partnership registered in the state of Louisiana. The original partnership agreement was amended on September 22, 1998 to include as partners in what is now referred to as HCS the following companies: HWCC—Louisiana, Inc. (“HCL”), a Louisiana corporation which is ultimately wholly owned by Hollywood Casino Corporation (“HCC”); Sodak Louisiana, L.L.C. (“Sodak”), a Louisiana limited liability company; and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company. The general partnership was originally formed in May 1992 for the purpose of developing and operating a riverboat casino in New Orleans, Louisiana. Originally named Queen of New Orleans at the Hilton Joint Venture (“QNOV”), the partnership was 50%-owned by Hilton New Orleans Corporation (“Hilton”) and 50%-owned by New Orleans Paddlewheels, Inc. (“NOP”). Hilton and NOP are collectively referred to herein as the “former partners.” QNOV’s riverboat operations in New Orleans commenced in February 1994 and were discontinued in October 1997.

During October 1996, QNOV received approval from state gaming authorities to relocate its license to operate to the City of Shreveport, Louisiana, approximately 190 miles east of Dallas, Texas. Subsequent to receiving approval to relocate, QNOV made the decision in 1997 not to conduct gaming operations in Shreveport. The former partners sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the Louisiana Gaming Control Board (the “LGCB”). Accordingly, the transfer of the license to HCL, Sodak and Paddlewheels to operate in Shreveport was structured as the acquisition of the interests of the former partners of QNOV. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5 million obligation to the City of New Orleans. The $5 million obligation was paid by HCS in August 1999 upon the issuance of $150 million of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS’s current license to operate the Shreveport Casino expires on October 14, 2004.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations. Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account. On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001. The revised structure of the partnership was approved by the LGCB on April 20, 1999. As a result of the acquisition, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining its 10% residual interest. During July 1999, Sodak was merged into HCL.

Also during July 1999, HCL formed two new, wholly owned subsidiaries, HCS I, Inc. and HCS II, Inc., both Louisiana corporations. HCL contributed $1,000 of capital to each entity, along with 99% of its interest in HCS to HCS I, Inc. and the remaining 1% to HCS II, Inc. In addition, the HCS joint venture agreement was amended and restated on July 21, 1999, to reflect, among other things, the admission of HCS I, Inc. and HCS II, Inc. as partners of HCS and the withdrawal of HCL as managing partner of HCS. As a result, HCS I, Inc. now has an effective 99% interest in HCS and has become its managing general partner. HCS II, Inc. now has an effective 1% interest in HCS. Paddlewheels retained its 10% residual interest in HCS. The revised partnership structure was approved by the LGCB on July 20, 1999. HCL contributed an additional $300,000 to HCS through HCS I, Inc. and HCS II, Inc. in July 1999. Once HCS secured financing for the Shreveport Casino, HCL contributed an additional $43.7 million to HCS through HCS I, Inc. and HCS II, Inc. HCL also loaned $1 million to Paddlewheels which Paddlewheels contributed to HCS. HCL made additional capital contributions to HCS through HCS I, Inc. and HCS II, Inc. of $8.7 million in May 2001 and $5.9 million in December 2000. Capital contributions from HCC, HCL’s parent, were used by HCL to make the capital contributions to its subsidiaries and the loan to Paddlewheels.

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the $39 million of 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to HWCC-Holdings, Inc. (“Holdings”), a wholly owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC’s then-existing loan agreements. The initial stock purchase in the amount of $.3 million, together with subsequent capital contributions of $1.8 million in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. Subsequent to December 31, 2002, an additional $.8 million was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

The accompanying consolidated financial statements include the accounts of HCS and its wholly owned subsidiaries, Shreveport Capital and HCS—Golf Course, LLC (“Golf”). All significant intercompany balances have been eliminated in consolidation. Golf, a Delaware limited liability company, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $.3 million during April 2002 to write down its investment in the limited liability company to a zero value. The partners terminated the joint venture effective as of September 30, 2002. As of December 31, 2001, capital contributions amounting to $.3 million had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheet.

HCS estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

HCC (the then-ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which, and subject to the conditions thereof, HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003.

Liquidity Issues - The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes (collectively, the Shreveport Notes”) With Penn National’s approval, Holdings contributed an aggregate of $800,000 subsequent to December 31, 2002 to assist HCS in making its interest payments.

The terms of the indentures for the Shreveport Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the Shreveport Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from an ad hoc committee of the holders of the Shreveport Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur.

Even in the event that HCS’s failure to launch the required Repurchase Offer was either waived by the note holders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS. All of these matters raise substantial doubt about HCS’s ability to continue as a going concern. Management is currently in the process of developing its plans with regard to these matters. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  (See Note 9 for subsequent events).

Report of Independent Certified Public Accountants

To the Shareholders of HWCC – Louisiana:

We have audited the accompanying consolidated balance sheet of HWCC – Louisiana, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, change in shareholders’ deficiency and cash flows for the period from March 1, 2003 through December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HWCC – Louisiana, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the period from March 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses over several years, has a net capital deficiency, and is in default under certain of its debt agreements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans about these matters are more fully described in Note 10, including its anticipation of bankruptcy proceedings.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 30, 2004, except for Note 10,
which is as of February 3, 2004

Independent Auditors’ Report

To the Shareholders’ of HWCC – Louisiana:

We have audited the accompanying consolidated balance sheets of HWCC – Louisiana, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ (deficit) and cash flows for the period from January 1, 2003 through February 28, 2003 and for the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the period from January 1, 2003 through February 28, 2003 and the years ended December 31, 2002 and 2001, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Predecessor Note to the financial statements under the caption “Liquidity Issues,” HWCC-Louisiana may not be able to meet its financial obligations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in the Predecessor Note under the caption “Liquidity Issues.”  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2002

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	Predecessor Basis	Successor Basis
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$21,820	$25,017
Accounts receivable, net allowance of $729 and $881, respectively	2,301	1,723
Inventories	1,950	1,974
Prepaid expenses and other current assets	1,091	2,114
Deferred income taxes	719	—
Total current assets	27,881	30,828

Property and equipment:
Land improvements	1,665	10,000
Building and improvements	103,465	75,056
Riverboat	45,042	15,379
Furniture and equipment	48,098	18,408
	198,270	118,843
Less-accumulated depreciation	(32,507)	(8,100)
	165,763	110,743
Other assets:
Note receivable – affiliate	1,000	1,000
Other	5,143	271
	$199,787	$142,842
Liabilities and Shareholders’ Deficiency
Current liabilities:
Current maturities of long–term debt, net of valuation allowance of $70,348 at December 31, 2003	$6	$119,345
Accounts payable	7,074	5,723
Accrued liabilities
Salaries and wages	2,911	2,212
Interest	11,757	24,780
Gaming and other taxes	1,113	1,446
Insurance	1,591	2,091
Other	3,238	3,306
Due to affiliates, net of valuation allowance of $6,420 at December 31, 2003	6,064	3,167
Other current liabilities	1,370	1,527
Total current liabilities	35,124	163,597

Long-term debt	189,905	—
Deferred income taxes	719	—
Other noncurrent liabilities	288	403
Minority interest	2,123	—

Commitments and Contingencies

Shareholders’ Deficiency:
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1	1
Additional paid–in capital	68,481	1,201
Accumulated deficit	(96,854)	(22,360)
Total shareholders’ deficiency	(28,372)	(21,158)
	$199,787	$142,842

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Predecessor Basis			Successor Basis
	Year Ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
Revenues:
Casino	$144,334	$146,070	$22,730	$105,330
Rooms	8,754	9,279	1,353	7,341
Foods and beverage	25,521	24,441	3,784	17,890
Other	3,412	2,473	376	1,890
	182,021	182,263	28,243	132,451
Less promotional allowances	(38,153)	(35,907)	(5,262)	(18,527)
Net revenue	143,868	146,356	22,981	113,924

Expenses:
Casino	118,685	106,391	16,700	57,225
Rooms	2,452	2,229	344	3,148
Food and beverage	9,396	6,784	983	15,287
Other	3,433	2,916	516	7,833
General and administrative	13,701	10,333	1,447	20,459
Depreciation and amortization	15,866	16,157	2,715	8,104
Impairment Loss	—	179	—	—
Total expenses	163,533	144,989	22,705	112,056

Income (loss) from operations	(19,665)	1,367	276	1,868

Non–operating income (expenses):
Interest income	780	249	23	115
Interest expense	(25,350)	(26,744)	(4,456)	(20,870)
Loss on early extinguishment of debt	(843)	—	—	—
Equity in loss of unconsolidated affiliate	—	(313)	—	—
Reorganization costs	—	—	—	(2,396)
Total non–operating (expenses), net	(25,413)	(26,808)	(4,433)	(23,151)
Net (loss)	(45,078)	(25,441)	(4,157)	(21,283)
Minority interest in Hollywood Casino Shreveport	(1,438)	(1,464)	(230)	(1,077)

Net (loss)	$(46,516)	$(26,905)	$(4,387)	$(22,360)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share data)

For the Two Years Ended December 31, 2002 and 2003 and
For the Periods from January 1, 2003 Through February 28, 2003 (Predecessor Basis)
and From March 1, 2003 Through December 31, 2003 (Successor Basis)

	Shares	Amount	Additional Paid–in Capital	Accumulated Deficit
Predecessor Basis
Balances, January 1, 2001	1,000	$1	$57,725	$(23,433)
Capital contributions	—	—	8,675	—
Net (loss)	—	—	—	(46,516)

Balances, December 31, 2001	1,000	1	66,400	(69,949)
Issuance of common stock	10	—	250	—
Capital contributions	—	—	1,831	—
Net (loss)	—	—	—	(26,905)

Balances, December 31, 2002	1,010	1	68,481	(96,854)
Capital Contributions	—	—	800	—
Net (loss) for the period of January 1, 2003 through February 28, 2003	—	—	—	(4,387)
Acquisition adjustment	—	—	(68,080)	101,241

Successor Basis
Balances, March 1, 2003	1,010	1	1,201	—
Net (loss) for the period of March 1, 2003 through December 31, 2003	—	—	—	(22,360)

Balances, December 31, 2003	1,010	$1	$1,201	$(22,360)

See accompanying notes to consolidated financial statements.

HWCC – LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor Basis			Successor Basis
	Year ended December 31, 2001	Year ended December 31, 2002	Period from January 1 to February 28, 2003	Period from March 1 to December 31, 2003
OPERATING ACTIVITIES:
Net Loss	$(46,516)	$(26,905)	$(4,387)	$(22,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of premium	17,224	17,274	2,902	7,667
Impairment loss	—	179	—	—
Gain on disposal of assets	26	(16)	—	—
Write off investment in unconsolidated affiliate	—	313	—	—
Loss on early extinguishment of debt	843	—
(Benefit) provision for doubtful accounts	1,021	444	55	452
Decrease (increase) in accounts receivable	(2,255)	(635)	185	3,901
Minority interest in Hollywood Casino Shreveport	1,438	1,464	230	1,077
Increase (decrease) in accounts payable and accrued liabilities	(4,244)	1,643	(9,124)	20,988
Net change in affiliate balances	2,876	2,316	576	2,934
Net change in other current assets and liabilities	1,203	(151)	(142)	(756)
Net change in other noncurrent assets and liabilities	126	133	12	95
Net cash provided by (used in) operating activities	(28,258)	(3,941)	(9,693)	13,998

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,993)	(1,497)	(224)	(369)
Proceeds from the disposal of assets	—	32	—	—
Investment in unconsolidated affiliate	(265)	—	—	—
Net change in cash restricted for construction project	9,530	—	—	—
Net cash provided by (used in) investing activities	4,272	(1,465)	(224)	(369)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	40,170	—	—	—
Proceeds from issuance of common stock	—	250	—	—
Repayment of long-term debt	(2,006)	(7)	(1)	(7)
Deferred financing costs	(2,296)	(5)	—	—
Capital contributions	8,675	1,831	800	—
Payments on capital lease obligations	(30,000)	—	—	—
Payments to Sodak Gaming, Inc.	(2,499)	—	—	—
Partner distributions	(1,405)	(1,452)	(230)	(1,077)
Net cash provided by (used in) financing activities	10,639	617	569	(1,084)
Net increase (decrease) in cash and cash equivalents	(13,347)	(4,789)	(9,348)	12,545
Cash and cash equivalents at beginning of period	39,956	26,609	21,820	12,472
Cash and cash equivalents at end of period	$26,609	$21,820	$12,472	$25,017

See accompanying notes to consolidated financial statements.

HWCC –LOUISIANA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Successor’s Note

Acquisition of HWCC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of Hollywood Casino Corporation (“HCC”) and its subsidiaries, including HWCC-Louisiana, Inc. (“HCL”). Penn National “pushed down” its basis in the Company in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.” The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) includes management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of the Company’s assets and liabilities (See Note 11 for Predecessor Note).

The purchase price adjustments reflected on the accompanying Successor Basis consolidated financial statements include revaluing Hollywood Casino Shreveport’s (“HCS”) property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National. Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38.8 million. Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of the former partners) were adjusted by $37.2 million to a zero basis as of the acquisition date. No goodwill was recorded in connection with the acquisition.

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes” and collectively, the “Shreveport Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC. Such management fee is subordinated in payment to the Shreveport Notes.

The accompanying Successor Basis consolidated statement of operations also includes certain reclassifications made by Penn National to conform the post-acquisition statement of operations to the same presentation used by other properties owned and operated by Penn National. The accompanying Predecessor Basis consolidated statements of operations do not include such reclassifications. In addition, depreciation of property and equipment for the period from March 1, 2003 through December 31, 2003 has been adjusted to reflect the revised estimates of fair value established as a result of the aforementioned appraisal.

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make semi-annual interest payments on the Shreveport Notes aggregating approximately $24.6 million.

In addition, HCS has experienced net losses since inception and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 24 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  Management is currently in the process of developing its plans with regard to these matters.

As described in Note 10, HCS I, Inc., the managing general partner of HCS, has initiated a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full.  Further, the holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default. Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HWCC-Louisiana, Inc. (“HCL”) and its wholly owned subsidiaries, HCS I, Inc. (“HCS I”) and HCS II, Inc. (“HCS II”) (collectively, the “Company”). HCS I and HCS II together own 100% of the partnership interest of Hollywood Casino Shreveport (“HCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.

The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market and tax-free bond funds which are exposed to minimal interest rate and credit risk. At times, the Company has bank deposits and overnight repurchase agreements that exceed federally insured limits.

Concentration of credit risk, with respect to casino receivables, is limited through the Company’s credit evaluation process. The Company issues markers to approved casino customers following background checks and investigations of creditworthiness.

Allowance for Doubtful Accounts

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company’s receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit-related losses.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash and Cash Equivalents:  The carrying amount approximates the fair value due to the short maturity of the cash equivalents.

Long-term Debt:  In the Successor Period, long-term debt is based on the fair value of the underlying collateral.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs that do not add materially to the value of the asset nor appreciably prolong its useful life are charged to expense as incurred. Gains or losses on the disposal of property and equipment are included in the determination of income.

Depreciation of property and equipment and amortization of leasehold improvements are provided using the straight-line method over the following estimated useful lives:

Land improvements	5 to 15 years
Building and improvements	25 to 40 years
Furniture, fixtures, and equipment	3 to 7 years
Transportation equipment	5 years
Leasehold Improvements	10 to 20 years

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows.  As of December 31, 2003, the Company has determined that no impairment has occurred.

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

Deferred Financing Costs

During the Predecessor Period, deferred financing costs that were incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the interest method adjusted to reflect any early repayments.  During the Successor Period, there were no deferred financing costs.

Income Taxes

The Company will be included in the consolidated federal income tax return, for the period March 1, 2003 to December 31, 2003, filed for Penn National.  As a result of the uncertainties as discussed in Notes 1 and 10, no consolidated tax benefit was allocated to HCL.

Prior to the acquisition by Penn National, HCL was included in the consolidated federal income tax return of HCC. Pursuant to agreements between HCL and HCC, HCL’s provision for taxes is based on the amount of tax that would be provided if a separate federal income tax return were to be filed.

Revenue Recognition

In accordance with gaming industry practice, the Company recognizes casino revenues as the net of gaming wins less losses. Net revenues exclude the retail value of complimentary rooms, food and beverage furnished gratuitously to customers. These amounts that are included in promotional allowances were as follows (in thousands):

	Precedessor Basis			Successor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003

Rooms	$4,586	$5,305	$720	$4,382
Food and beverage	19,026	18,419	2,858	13,645
Other	1,375	681	81	500
Customer loyalty programs	13,166	11,502	1,603	—
Total promotional allowances	$38,153	$35,907	$5,262	$18,527

The estimated cost of providing such complimentary services that is included in operating expenses was as follows (in thousands):

	Precedessor Basis			Successor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003

Rooms	$2,631	$2,628	$386	$1,889
Food and beverage	22,217	19,271	3,030	11,663
Other	3,227	1,028	142	2,031
Total cost of complimentary services	$28,075	$22,927	$3,558	$15,583

Certain Risks and Uncertainties

The Company’s operations are dependent on its continued licensing by state gaming commissions. The loss of a license in the jurisdiction in which the Company operates, could have a material, adverse effect on future results of operations.

The Company is dependent on the local market for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded in these markets, the Company’s results of operations could be adversely affected.

The Company is also dependant upon a stable gaming and admission tax structure in the local jurisdictions in which it operates and in the state Louisiana.  Any change in the tax structure could have a material adverse effect on future results of operations.

Accounting Pronouncements Adopted in 2003

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on the consolidated financial statements.

Recent Accounting Pronouncements

There are no accounting standards issued before December 31, 2003 but effective after December 31, 2003 that are expected to have a material impact on our financial reporting.

3.             Long-term Debt

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of $150 million aggregate principal amount of 13% senior secured notes due 2006 and $39 million aggregate principal amount of 13% first mortgage notes due 2006 (the “Shreveport Notes”). Hollywood Casino Shreveport is a general partnership that owns the casino operations. Shreveport Capital Corporation is a wholly owned subsidiary of Hollywood Casino Shreveport formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than Hollywood Casino Shreveport, Shreveport Capital Corporation, HCS I, Inc., HCS II, Inc. and HCL. (collectively the “Shreveport Entities”) and are secured by substantially all of the assets of the casino, and the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HCL.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures. A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of our wholly owned subsidiary with and into HCC. HCS determined that it does not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital Corporation were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither HCS nor

Shreveport Capital Corporation made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures. In addition, we did not make the August 1, 2003 and February 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes, regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies. (See Note 10 for subsequent events).

Long-term debt is as follows (in thousands):

December 31,	2002	2003
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $891 and $686, respectively	39,891	39,686
Less: Bond valuation allowance	—	(70,348)
Other notes payable	20	7
	189,911	119,345
Less current maturities	6	119,345
	$189,905	$—

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date. The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid by HCS.

	Precedessor Basis			Successor Basis
Contingent Interest Expense	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
	(in thousands)
First Mortgage Notes	$309	$836	$139	$447
Senior Secured Notes	78	219	36	116
	$387	$1,055	$175	$563

Accrued Contingent Interest Payable December 31,	(In thousands)
	2002	2003

First Mortgage Notes	$1,222	$1,808
Senior Secured Notes	297	449
	$1,519	$2,257

4.             Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, receives, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such interest amounted to $1.4 million and $1.5 million for the years ended December 30, 2001 and, 2002, respectively, and $.2 million for the period from January 1, 2003 through February 28, 2003 and $1.1 million for the period from March 1, 2003 through December 31, 2003. Unpaid distributions of $.1 million and $.9 million, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2003, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

HCS is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. HCS does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations. In addition, HCS maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings. However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact its consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact HCS’s consolidated financial condition or operating results. In each instance, HCS believes that it has meritorious defenses and/or counter-claims and intends to vigorously defend itself.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening. HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred. HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage. On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees). Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions. Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS has recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims. Such proceedings are currently ongoing and no assurance can be given as to the ultimate outcome.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing has been set on the Exceptions for April 8, 2004. HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.

Over the past several months, a number of individual employees have brought similar gender related employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

Employee Benefit Plans

HCS participated in a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covered all eligible employees and was sponsored by Hollywood Casino Corporation.  The plan allowed employees to contribute up to 15% of their salary on a pre-tax basis (subject to statutory limitations) and invest such monies in a choice of mutual funds on a tax-deferred basis.  Employer contributions to the plan were set at 50% of the employees’ elective salary deferrals up to a maximum of 5% of employee compensation.  For the years ended December 31, 2001 and 2002 and for the two months ended February 28, 2003, HCS expensed $30,000, $.1 million and $12,000, respectively, as company contributions to the plan.

On August 1, 2003, the plan was merged into Penn National Gaming, Inc.’s retirement savings plan that also qualifies under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended.  Employer contributions to the plan are set at 50% of the employee’s elective salary deferrals up to a maximum of 6% of employee compensation.  For the period from March 1, 2003 to December 3, 2003, HCS expensed $.2 million as company contributions to the plan.

Operating Leases

HCS is party to a ground lease with the City of Shreveport for the land on which the casino was built. The terms of the ground lease require the payment by HCS base rent, percentage rent based on adjusted gross receipts, payments in lieu of admission fees to the City of Shreveport and payments in lieu of school taxes to the local school board.

Payments made under the terms of the ground lease are as follows (in thousands):

	Precedessor Basis			Successor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003	Period from March 1, 2003 Through December 31, 2003
Ground lease:
Base rent	$573	$573	$95	$478
Percentage rent	1,438	1,464	230	1,078

	$2,011	$2,037	$325	$1,556

Payment in lieu of admissions fees	$5,603	$5,637	$864	$4,159

Future minimum lease payments as of December 31, 2003 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (In thousands):

Year Ended December 31,
2004	$603
2005	445
2006	213
2007	140
2008	140
Thereafter	967
$2,508

5.             Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2003 (in thousands):

	Fiscal Quarter
2002	First	Second	Third	Fourth
Net revenue	$38,217	$36,302	$36,780	$35,057
Income (loss) from operations	2,627	607	(768)	(1,099)
Net (loss)	(4,541)	(6,748)	(7,623)	(7,993)

	Fiscal Quarter
2003	January 1 to February 28	March 1 to March 31	Second (Restated)	Third (Restated)	Fourth
Net revenue	$22,981	$12,710	$33,759	$35,411	$32,044
Income (loss) from operations	276	1,742	744	(209)	(409)
Net (loss)*	(4,387)	(663)	(6,948)	(7,850)	(6,899)

*  The second and third quarters for the year ended December 31, 2003 reflect adjustments of ($2.7 million) and ($2.5 million), respectively, to net (loss) from previously issued financial statements related to the elimination of an income tax benefit.

6.             Related Party Transactions

The operations of the Shreveport Casino are managed by HWCC-Shreveport, Inc. (“Shreveport Management”), a wholly owned subsidiary of HCC, under the terms of a management agreement. HCS also reimburses Shreveport Management for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to  $2.9 million for each of the years ended December 31, 2001 and 2002, respectively, and $.5 million for the period from January 1, 2003 through February 28, 2003 and $1.5 million for the period from March 1, 2003 through December 31, 2003 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at December 31, 2002 and 2003 amounted to $6 million and $2.2 million, respectively. Such fees, reduced by a valuation allowance of $6.4 million at December 31, 2003, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, HCS pays a monthly fee of $30,000. HCS expensed $.4 million per year for each of the years ended December 31, 2002 and 2002, respectively, and $ .1 million for the period from January 1, 2003 through February 28, 2003 and $.4 million for the period from March 1, 2003 through December 31, 2003 under the agreement. Unpaid charges of $30,000 and $.2 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2003, respectively. Effective July 10, 2003, HCS has suspended payments under the agreement to Paddlewheels due to the event of default on the First Mortgage Notes and the Senior Secured Notes.

7.             Supplemental Cash Flow Information

HCS paid interest totaling $21.5 million and $24.5 million during the years ended December 31, 2001 and 2002, respectively, and $ 12.3 million during the period from January 1, 2003 through February 28, 2003.  HCS paid no income taxes during the years ended December 31, 2001, 2002 or 2003.

8.             Income Taxes

As previously discussed in Note 2, the Company will be included in the consolidated federal income tax return, for the period March 1, 2003 to December 31, 2003, filed for Penn National.  As a result, an income tax benefit of $7.8 million for the period from March 1, 2003 through December 31, 2003 may be realized by Penn National.  None of the tax benefit will be allocated to HCL as a result of the uncertainties as discussed in Notes 1 and 10.

Prior to March 1, 2003, the Company recognized deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Deferred tax assets and liabilities are comprised of the following (in thousands):

December 31,	Predecessor Basis 2002
Deferred tax assets:
Net operating loss carryforwards	$41,390
Preopening expenses	3,356
Allowance for doubtful accounts	354
Other liabilities and accruals	2,601
Impairment loss	72
Other	134
Total Deferred tax assets	47,907

Deferred tax liabilities:
Depreciation and amortization	(9,845)
Net deferred asset (liability)	38,062
Valuation allowance	(38,062)
$—

Reflected on consolidated balance sheets:
Current deferred tax asset, net	—
Noncurrent deferred tax liabilities, net	—
Net deferred taxes	$—

The valuation allowance represented the income tax effect of net operating loss carry forwards of the Company, which were presently expected to be utilized.

The provision for income taxes charged to operations was as follows (in thousands):

	Precedessor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003
Current tax (expense) benefit
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—

Deferred tax expense
Federal	13,986	9,237	1,409
State	3,561	2,121	347
Current in valuation allowance	(17,547)	(11,358)	(1,756)
Total deferred	—	—	—
Total provision (benefit)	$—	$—	$—

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the following periods:

	Precedessor Basis
	Year ended December 31, 2001	Year Ended December 31, 2002	Period from January 1, 2003 Through February 28, 2003
Federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	5.1%	5.1%	5.2%
Valuation allowance charge	(40.1)%	(40.1)%	(40.2)%
	—	—	—

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

At December 31, 2003, HCL has net operating loss carry forwards (“NOL’s”) for federal income tax purposes totaling approximately $97 million that do not begin to expire until the year 2019.  The sale of HCC  as discussed in Note 1, caused a “change of control”, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which limits the ability of Penn National to utilize these loss carryforwards in later tax periods.

The Internal Revenue Service recently opened an examination of the consolidated federal income tax returns of HCC for the years 1999 through 2001 in which HCL was included.

9.             Stock Option Plan

Certain employees of HCS were granted stock options to acquire common stock of HCC under the Hollywood Casino Corporation 1996 Long Term Incentive Plan.  On March 3, 2003, due to the change of control provisions in the plan, all of the stock options granted under the plan became exercisable and were exercised.  In October 2003 Penn National issued to a HCS employee options to acquire 15,000 shares of Penn National common stock under the Penn National Gaming, Inc. 2003 Long Term Incentive Compensation Plan.

10.          Subsequent Events

On February 3, 2004, the Company’s indirect subsidiary, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee, currently consisting of the director who is not employed directly by Penn National Gaming, to oversee the process. The Board created the independent committee in the event that Penn National elects to participate as a bidder in the sale process. The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, HCS anticipates that it will consult with the ad hoc committee throughout the process. There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through a bankruptcy proceeding. The Board also determined not to authorize HCS to make the February 1, 2004 interest payments, aggregating  approximately $12.3 million, due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

11.          Predecessor Note

Organization, History, Business and Basis of Presentation — HWCC—Louisiana, Inc. (“HCL”) is a Louisiana corporation approximately 99%-owned by Hollywood Casino Corporation (“HCC”) and 1%-owned by HWCC-Holdings, Inc. (“Holdings”), which is a wholly owned subsidiary of HCC. HCL was formed in April 1993 for the purpose of obtaining a license to develop and own a riverboat casino in Louisiana. HCL’s initial efforts to obtain sites in Lake Charles and Bossier City, Louisiana proved unsuccessful. In September 1998, HCL, Sodak Louisiana, L.L.C. (“Sodak”) and Shreveport Paddlewheels, L.L.C. (“Paddlewheels”) acquired the interests of Queen of New Orleans at the Hilton Joint Venture (“QNOV”). QNOV was a general partnership which owned and operated a riverboat gaming facility in New Orleans, Louisiana. QNOV ceased operating the riverboat casino in October 1997 having requested and obtained approval from the Louisiana Gaming Control Board (the “LGCB”) to move their licensed site to the City of Shreveport, approximately 190 miles east of Dallas, Texas. Subsequent to receiving approval to relocate the license, QNOV made the decision not to conduct gaming operations in Shreveport. The partners of QNOV sought to transfer the license to operate in Shreveport to another interested party. Under Louisiana gaming regulations, the license to operate a riverboat gaming operation is not transferable; however, the ownership of an entity licensed to operate is transferable, subject to the approval of the LGCB. Accordingly, the acquisition by HCL, Sodak and Paddlewheels of the license to operate in Shreveport was structured as an acquisition of the interests of QNOV’s partners. The former partners disposed of QNOV’s assets other than its license to operate and satisfied all but one of its obligations so that when the former partners withdrew on September 22, 1998 transferring their interests to HCL, Sodak and Paddlewheels, QNOV’s only asset was its license to operate in Shreveport (which had no recorded value) and its only liability was a $5 million obligation to the City of New Orleans (see below). HCL, Sodak and Paddlewheels obtained the necessary approvals from the LGCB to proceed with the project in Shreveport. In June 1999, HCL obtained approval to change the name of the partnership to Hollywood Casino Shreveport (“HCS”).

Upon admission of the new partners, HCS proceeded with entirely new plans to develop, own and operate a riverboat gaming complex to be constructed in Shreveport (the “Shreveport Casino”). The Shreveport Casino was completed and opened on December 20, 2000. Prior to opening, HCS had no operating activities other than development, financing and construction activities with respect to the Shreveport Casino. The Shreveport Casino consists of a three-level riverboat dockside casino with approximately 1,423 slot machines, 61 table games and six poker stations and a 403-room, all suite, art deco style hotel. The project also includes approximately 45,000 square feet of available restaurant and entertainment space developed by a third party lessee.

Riverboat gaming operations in Louisiana are subject to regulatory control by the LGCB. HCS’s current license to operate the Shreveport Casino expires on October 14, 2004.

When the former partners of QNOV proposed moving to Shreveport, they negotiated a settlement with the City of New Orleans to pay $10 million with respect to claims asserted by the city in connection with the relocation. During September 1998, HCS, the former partners of QNOV and the City of New Orleans entered into a Compromise Agreement under which one of QNOV’s former partners agreed to pay $5 million to the city and QNOV was released from any further relocation claims. The remaining $5 million obligation continued to be reflected as a liability by HCS until it was paid in August 1999 upon the issuance of $150 million of 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”).  HCL has treated this $5 million as part of the cost of acquiring their interest in HCS and has included the cost in property and equipment on the accompanying consolidated balance sheets.

It was originally anticipated that HCS would develop the Shreveport Casino with each of HCL and Sodak having a 50% interest in the development and subsequent operations.  Once operations commenced, Paddlewheels was to have a residual interest in the event that the project was ever sold amounting to 10% plus any capital contributions made by Paddlewheels to HCS or otherwise credited to their account.  On March 31, 1999, HCL entered into a definitive agreement with Sodak’s parent to acquire Sodak for the $2.5 million Sodak had contributed to HCS, with $1,000 paid at closing and the remainder paid by HCL in June 2001.  The revised structure of the partnership was approved by the LGCB on April 20, 1999.  As a result, HCL obtained an effective 100% ownership interest in HCS with Paddlewheels retaining its 10% residual interest. During July 1999, Sodak was merged into HCL.

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

Additionally, in July 1999, HCS formed a new, wholly owned subsidiary, Shreveport Capital Corporation (“Shreveport Capital”), a Louisiana corporation. HCS contributed $1,000 of capital to Shreveport Capital. Shreveport Capital was formed for the sole purpose of being a co-issuer with respect to the First Mortgage Notes and subsequently became a co-issuer with respect to the $39 million of 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes”) issued in June 2001. Shreveport Capital has not and is not expected to have any operating activities, acquire any assets or incur any other liabilities. Accordingly, separate financial statements of Shreveport Capital are not included herein because management has determined that such information is not material to investors.

In November 2002, HCL issued additional shares of its common stock to Holdings, a wholly owned subsidiary of HCC which was not subject to certain restrictions on making investments under HCC’s then-existing loan agreements. The initial stock purchase in the amount of $.3 million, together with subsequent capital contributions of $1.8 million in December 2002, were contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS for working capital needs. Subsequent to year end, an additional $.8 million was contributed by Holdings through HCS I, Inc. and HCS II, Inc. to HCS.

The accompanying consolidated financial statements include the accounts of HCS—Golf Course, LLC (“Golf”), a wholly owned subsidiary of HCS. Golf, a Delaware limited liability company, was formed in 2000 to own an eventual 50% interest in Shreveport Golf Company, a joint venture formed to develop and operate a golf course to be used by patrons of the Shreveport Casino. Golf’s ownership interest in Shreveport Golf Company was accounted for under the equity method. Given the difficult market conditions, the partners in the golf course provided notice in April 2002 that they were terminating the lease for the land on which the golf course would have been constructed. Accordingly, HCS provided a reserve of $.3 million during April 2002 to write down its investment in the limited liability company to a zero value. The partners terminated the joint venture effective as of September 30, 2002. As of December 31, 2001, capital contributions amounting to $.3 million had been made to Shreveport Golf Company and are included in other noncurrent assets on the accompanying consolidated balance sheet. HCL estimates that a significant amount of the Shreveport Casino’s revenues are derived from patrons living in the Dallas/Ft. Worth and east Texas areas. The Shreveport Casino faces intense competition from other riverboat gaming operations in Shreveport and Bossier City, Louisiana and management believes that this competition will continue in the future.

HCC (the then-ultimate parent of HCS, HCL and Shreveport Capital), Penn National Gaming, Inc., a Pennsylvania corporation (“Penn National”), and P Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Penn National, entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 7, 2002, pursuant to which HCC became a wholly owned subsidiary of Penn National through the merger of P Acquisition Corp. with and into HCC on March 3, 2003.

Liquidity Issues– The terms of the merger agreement entered into by HCC and Penn National on August 7, 2002 restricted HCC, or any of its subsidiaries, from making any additional capital contributions to HCS. Subsequent to entering into the merger agreement, HCC received approval from Penn National to contribute to HCS any funds necessary to make the February 1, 2003 interest payments due with respect to the First Mortgage Notes and Senior Secured Notes (collectively, the “Shreveport Notes”). With Penn National’s approval, Holdings contributed an aggregate of $.8 million subsequent to December 31, 2002 to assist HCS in making its interest payments.

The terms of the indentures for the Shreveport Notes provide that, upon consummation of the merger, HCS must offer to purchase any and all of such notes at a price of 101% of their face amount plus accrued interest (the “Repurchase Offer”). Penn National announced on February 24, 2003 that it had commenced the solicitation of consents from holders of record of the notes on February 21, 2003 to waive the Repurchase Offer and related provisions. Penn National concurrently announced that it did not intend to, or to permit any of its subsidiaries to, provide financing or credit support to enable any of them or HCS to make the Repurchase Offer. On March 3, 2003, Penn National announced that the requisite number of consents from holders of the Shreveport Notes were not obtained in the solicitation.

On March 14, 2003, HCS received notice from an ad hoc committee the holders of the Shreveport Notes that HCS had failed to make the Repurchase Offer within ten days of the merger as required under the respective governing indentures. Pursuant to these indentures, HCS had sixty days from receipt of such notice to cure such failure or an Event of Default, as defined under each of the indentures, would occur.

Even in the event that HCS’s failure to launch the required Repurchase Offer was either waived by the note holders or otherwise cured, HCS has experienced net losses and has a significant deficiency in its partners’ capital. Accordingly, management believes that HCS’s existing cash and cash flow from operations may not be sufficient to fund its operating and capital needs for the next 24 months. In such event, HCS would require additional capital contributions or other financial support from Penn National. Penn National has not publicly stated its plans or intentions for HCS after the merger; accordingly, management of HCS can make no assurances that Penn National will provide additional liquidity to HCS. All of these matters raise substantial doubt about HCS’s ability to continue as a going concern. Management is currently in the process of developing its plans with regard to these matters. The holders of the Shreveport Notes might pursue all rights and remedies that they may have under the indentures as a result of the event of default.  Any such action on the part of the note holders may prompt HCS to seek the protection of the bankruptcy laws or other similar remedies.  (See Note 10 for subsequent events).

Report of Independent Certified Public Accountants

To the Partners of Hollywood Casino Shreveport:

The audit referred to in our report dated January 30, 2004, except for Note 9, which is as of February 3, 2004, relating to the consolidated financial statements of Hollywood Casino Shreveport and subsidiaries as of December 31, 2003 and for the period from March 1, 2003 through December 31, 2003, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for the same period. This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 30, 2004

Independent Auditors’ Report

To the Partners of Hollywood Casino Shreveport:

We have audited the consolidated financial statements of Hollywood Casino Shreveport and subsidiaries as of, and for each of the two years in the period ended December 31, 2002, and for the two months ended February 28, 2003, and have issued our report thereon dated April 11, 2003; such report is included elsewhere in this Form 10-K.  Our audits also include the financial statement schedule of Hollywood Casino Shreveport listed in Item 15 for such periods.  This financial statement schedule is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

SCHEDULE II

HOLLYWOOD CASINO SHREVEPORT
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions	Balance at End of Period
Ten Months Ended December 31, 2003
Allowance for doubtful accounts receivable	$863	$451	$(584)	$730
Two Months Ended February 28, 2003
Allowance for doubtful accounts receivable	$881	$55	$(73)	$863
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$534	$444	$(97)	$881
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$90	$1,021	$(577)	$534

The accompanying notes to consolidated financial statements are an integral part of this schedule.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of HWCC-Louisiana, Inc.:

The audit referred to in our report dated January 30, 2004, except for Note 10, which is as of February 3, 2004, relating to the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries as of December 31, 2003 and for the period from March 1, 2003 through December 31, 2003, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for the same period. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Philadelphia, Pennsylvania

January 30, 2004

Independent Auditors’ Report

To the Board of Directors and Shareholders of

HWCC — Louisiana, Inc.:

We have audited the consolidated financial statements of HWCC-Louisiana, Inc. and subsidiaries as of, and for each of the two years in the period ended December 31, 2002, and for the two months ended February 28, 2003, and have issued our report thereon dated April 11, 2003; such report is included elsewhere in this Form 10-K.  Our audits also include the financial statement schedule of HWCC-Louisiana, Inc. listed in Item 15 for such periods.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Dallas, Texas

April 11, 2003

SCHEDULE II

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Amounts Charged to Costs and Expenses	Deductions	Balance at End of Period
Ten Months Ended December 31, 2003
Allowance for doubtful accounts receivable	$863	$451	$(584)	$730
Two Months Ended February 28, 2003
Allowance for doubtful accounts receivable	$881	$55	$(73)	$863
Year Ended December 31, 2002
Allowance for doubtful accounts receivable	$534	$444	$(97)	$881
Year Ended December 31, 2001
Allowance for doubtful accounts receivable	$90	$1,021	$(577)	$534

The accompanying notes to consolidated financial statements are an integral part of this schedule.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2003, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of the Shreveport Notes.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport.  HCS I, Inc. is the managing partner of Hollywood Casino Shreveport.  Each of these entities is a subsidiary of HWCC—Louisiana, Inc.  Set forth below are the directors and executive officers, as applicable, of each of these entities:

HCS I, Inc., Managing Partner of Hollywood Casino Shreveport

Name	Age	Position
Kevin DeSanctis	52	Chairman of the Board, Chief Executive Officer, and Director
John C. Hull	65	President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Robert S. Ippolito	52	Vice President, Secretary and Director
Tonya Tarrant	33	Vice President and Assistant Treasurer
Jordan B. Savitch	38	Vice President and General Counsel
Melvyn Thomas	55	Vice President and General Manager

Shreveport Capital Corporation

Name	Age	Position
Kevin DeSanctis	52	Chairman of the Board, Chief Executive Officer, and Director
John C. Hull	65	President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Robert S. Ippolito	52	Vice President, Secretary and Director
Tonya Tarrant	33	Vice President and Assistant Treasurer

HWCC-Louisiana, Inc.

Name	Age	Position
Kevin DeSanctis	52	Chairman of the Board, Chief Executive Officer, and Director
John C. Hull	65	President, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Robert S. Ippolito	52	Vice President, Secretary and Director
Tonya Tarrant	33	Vice President and Assistant Treasurer
Jordan B. Savitch	38	Vice President and General Counsel

Kevin DeSanctis.   Mr. DeSanctis has served as Chairman of the Board, Chief Executive Officer and a Director of each of the companies since May 2003.  Since February 2001 he has been President and Chief Operating Officer of Penn National Gaming, Inc.  From 1995 to 2000, Mr. DeSanctis served as Chief Operating Officer, North America, for Sun International Hotels Limited where he was responsible for complete oversight of day-to-day operations of the company’s gaming properties in North America and the Bahamas.  Prior to joining Sun International, Mr. DeSanctis’ experience included management and pre-opening responsibilities for gaming operations in Las Vegas, Atlantic City, New Orleans and Colorado.

John C. Hull. Mr. Hull has served as Director, President, Chief Financial Officer, Treasurer and Assistant Secretary of HCS I, Inc. (which is the managing general partner of Hollywood Casino Shreveport), HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation since May 2003 (and previously served as Chairman of the Board, Chief Executive Officer and Treasurer of HCS I, Inc., HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation from March 2003 through April 2003).  Prior to such service, Mr. Hull served as a financial executive with Hollywood Casino Corporation from August 2002 through February 2003, as Chairman of the Board and Chief Executive Officer of Greate Bay Casino Corporation from January 1998 through July 2002, and as Corporate Controller and Principal Accounting Officer of Hollywood Casino Corporation from November 1994 through December 1997.  Greate Bay Casino Corporation filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in December 2001.

Robert S. Ippolito.  Mr. Ippolito has served as Vice President, Secretary and a Director of each of the Companies since May 2003.  In July 2001, Mr. Ippolito became a Vice President of Penn National Gaming, Inc.  Mr. Ippolito has served as Penn National Gaming, Inc.’s Secretary and Treasurer since April 1994 and was Chief Financial Officer from April 1994 until July 2001.  Mr. Ippolito brings more than 21 years of gaming and racing experience to the management team both as a manager at a major accounting firm and as an officer of companies in the racing business.

Tonya Tarrant.  Ms. Tarrant has served as Vice President of Finance and Chief Financial Officer of Hollywood Casino Shreveport since February 2001.  In addition, she has served as Vice President and Assistant Treasurer of HCS I, Inc, HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation since May 2003 (and also previously served as Vice President, Secretary and Assistant Treasurer of HCS I, HCS II, HWCC-Louisiana and Shreveport Capital from March 2003 through April 2003).  Prior to February 2001 Ms. Tarrant served as Senior Director of Finance of the Isle of Capri Casino & Hotel in Bossier City, Louisiana from December 1998 to February 2001 and in various other capacities with the Isle of Capri from May 1996 to December 1998.

Jordan B. Savitch.  Mr.  Savitch has served as Vice President of each of HCS I, Inc. and HWCC-Louisiana, Inc. since May 2003.  Since September 2002 Mr. Savitch has been Senior Vice President and General Counsel of Penn National Gaming, Inc.  From June 1999 to April 2002, Mr. Savitch served as a director and senior executive at iMedium, Inc., a venture-backed software company offering innovative software solutions for increasing sales effectiveness.  From 1995 to 1999, Mr. Savitch served as senior corporate counsel at Safeguard Scientifics, Inc., a NYSE-listed company specializing in identifying, developing and operating emerging technology companies.  Mr. Savitch also spent four years in private practice as an associate at Willkie Farr & Gallagher, LLP in New York, New York.

Melvyn Thomas.  Mr. Thomas has served as Vice President and General Manager of Hollywood Casino Shreveport and HCS I, Inc. since October 2003.  Prior to October 2003, Mr. Thomas served as an independent consultant to the gaming industry from August 2000 through May 2001 and from March 2002 to October 2003.  He was General Manager of the Black Hawk Casino by Hyatt in Colorado from June 2001 to March 2002. Mr. Thomas held various positions with Caesars World, Inc. (including executive Vice President and General Manager of Caesars Tahoe) from February 1994 through July 2000.

The full board of directors effectively functions as the audit committee.  Robert S. Ippolito serves as the board’s financial expert.

Each of our officers and directors is subject to the Code of Business Conduct adopted by Penn National.

ITEM 11.               EXECUTIVE COMPENSATION

We are indirectly wholly-owned by Penn National.  Except as set forth below, our officers (including the Chief Executive Officer) and directors are employees of Penn National and are compensated as such by Penn National and receive no additional compensation for their services to us.  The following table sets forth a summary of all compensation paid or accrued by us for services rendered for the last three fiscal years by our Chief Executive Officer and the four most highly compensated officers.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options Granted
Kevin DeSanctis	2003	—	—	—
Chief Executive Officer	2002	—	—	—
	2001	—	—	—

John C. Hull(1)	2003	$231,528	$66,667	—
President	2002	—	—	—
	2001	—	—	—

Gary Gregg	2003	$246,136	$112,500	—
General Manager(2)	2002	234,351	—	—
	2001	51,923	—	25,000	(4)

Melvyn Thomas	2003	$50,724	$—	15,000	(5)
General Manager(3)	2002	—	—	—
	2001	—	—	—

Tonya Tarrant	2003	$156,256	$25,000	—
Vice President of Finance	2002	150,808	—	—
and Chief Financial Officer	2001	124,615	50,000	—

(1)                                  Prior to March 2003, Mr. Hull’s salary was paid by Hollywood Casino Corporation.

(2)                                  Mr. Gregg resigned as General Manager effective October 13, 2003.

(3)                                  Mr. Thomas joined Hollywood Casino Shreveport on October 1, 2003.

(4)                                  Options to purchase shares of Hollywood Casino Corporation common stock.

(5)                                  Options to purchase shares of Penn National Gaming, Inc. common stock.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock options granted during 2003 to the executive officers named in the Summary Compensation Table.

	Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted		Percentage of Total Options Granted to Employees in Fiscal Year 2003		Exercise Price Per Share		Expiration Date
NAME								5%		10%
Kevin DeSanctis	—		—		—		—	—		—
John C. Hull	—		—		—		—	—		—
Gary Gregg	—		—		—		—	—		—
Melvyn Thomas	15,000	(1)	.14	%(2)	$21.32	(3)	10/01/2010	$130,191	(4)	$303,400	(4)
Tonya Tarrant	—		—		—		—	—		—

(1)                                  Options to purchase shares of Penn National Gaming, Inc. common stock.

(2)                                  Based on a total number of options granted to employees of 1,105,000.

(3)                                  The exercise price is equal to the closing price of Penn National’s common stock on the date of grant.

(4)                                  Potential realizable value is based on an assumption that the market price of Penn National’s common stock appreciates at the stated rates compounded annually, from the date of grant until the end of the respective option term.  These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price appreciation.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

The following table provides information with respect to the executive officers shown in the Summary Compensation Table concerning stock options exercised during 2003 and the value of vested and unvested unexercised options held as of December 31, 2003.  There are no outstanding stock appreciation rights.

	Shares Acquired on Exercise		Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003			Value of Unexercised In-the-Money Options at December 31, 2003
Name				Exercisable	Unexercisable		Exercisable	Unexercisable
Kevin DeSanctis	—		—	—	—		—	—
John C. Hull	—		—	—	—		—	—
Gary Gregg	25,000	(1)	$100,000	—	—		—	—
Melvyn Thomas	—		—	—	15,000	(2)	—	$27,000
Tonya Tarrant	—		—	—	—		—	—

(1)  Shares of common stock of Hollywood Casino Corporation.

(2)  Shares of common stock of Penn National Gaming, Inc.

On January 30, 2004, but effective as of March 1, 2003, HCS I, Inc. entered into an employment agreement with John Hull, its President.  The agreement expires on the earlier of June 30, 2004 or a restructuring of our bond debt.  HCS I, Inc., at its option, may extend the term of the agreement by an additional six-month term.  HCS I, Inc. may terminate the agreement if Mr. Hull becomes disabled, is convicted of a felony or commits acts of gross neglect or willful misconduct that materially harms the company, loses certain regulatory licensure, or commits a material breach of the agreement.  Mr. Hull’s compensation consists of an initial base salary of $215,000, and an annual bonus of $80,000.  Mr. Hull is prohibited from disclosing confidential information, is subject to a non-competition clause during the term of his employment and non-solicitation clauses for one year following termination of his employment.  Following the termination of his employment with HCS I, Inc. for any reason, Mr. Hull shall receive any earned, but unpaid base salary, his annual bonus, pro-rated through the date of termination, the cash equivalent of any accrued, but unused vacation, any accrued employee benefits, subject to the terms of the applicable employee benefit plans, and an amount equal to six months of his base salary.

On October 1, 2003, we entered into an employment agreement with Melvyn Thomas to serve as General Manager of the facility.  The agreement is for a two-year term, after which Mr. Thomas shall be an “at-will” employee unless the agreement is renewed.  We may terminate the agreement if Mr. Thomas becomes disabled, is convicted of certain crimes or commits acts of dishonesty as determined in good faith by the Board of our managing general partner, loses certain regulatory licensure, or commits a material breach of the agreement not cured within 15 days of written notice of breach.  Mr. Thomas’s initial base salary is $225,000 and he is eligible for an annual cash bonus of up to 100% of his base salary.  Mr. Thomas also received equity compensation of options to purchase 15,000 shares of Penn National Gaming, Inc. common stock, which vest at a rate of 25% per year over four years.

Upon termination, before or after the term of this agreement, other than for cause, Mr. Thomas shall receive six months of full salary and benefits.  In the event of Mr. Thomas’s death or total disability, he shall be entitled to up to 175% of his base monthly salary for up to six months.  Mr. Thomas is prohibited from disclosing confidential information and is subject to a non-competition clause for the term of the agreement, including any renewals.

On July 1, 2002, we entered into an employment agreement with Tonya Tarrant to serve as our Vice President of Finance and Chief Financial Officer.  The agreement is for a two-year term.  We may terminate the agreement if Ms. Tarrant becomes disabled, is convicted of a felony or commits acts of dishonesty, disloyalty or infidelity against the company, loses certain regulatory licensure, or commits a material breach of the agreement or our policies.  Ms. Tarrant’s initial base salary is $150,000, plus an annual bonus of at least $25,000.  She is prohibited from disclosing confidential information, is subject to a non-competition clause during the term of her employment or for as long as she receives employment benefits from us.

We do not have any long-term incentive plans or any defined benefit or actuarial plans for the benefit of our executives.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The Hollywood Casino Shreveport general partnership and Shreveport Capital Corporation are co-issuers of the Shreveport Notes.  Shreveport Capital Corporation is a wholly-owned subsidiary of Hollywood Casino Shreveport.  HCS I, Inc. is the managing partner of Hollywood Casino Shreveport.  Each of these entities is a subsidiary of HWCC-Louisiana, Inc., which is an indirectly owned subsidiary of Penn National.

The following table sets forth certain information with respect to beneficial ownership of Penn National’s common stock as of March 26, 2004, by each director, the chief executive officer and each of our four other most highly compensated executive officers and all of our executive officers and directors as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Percentage of Class(2)
Kevin DeSanctis(3)	225,000		*
John C. Hull	—		*
Melvyn Thomas	—		*
Tonya Tarrant	—		*
Robert S. Ippolito(3)	41,200		*
All executive officers and directors as a group (6 persons)(3)	316,512		*

*              Less than 1%

(1)  The persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them except as otherwise shown in the succeeding footnotes, and the address of Messrs.  DeSanctis and Ippolito is c/o Penn National Gaming, Inc., 825 Berkshire Boulevard, Suite 200, Wyomissing, Pennsylvania  19610 and the address for Messrs. Hull and Thomas and Ms. Tarrant is 451 Clyde Fant Parkway, Shreveport, Louisiana 71101.

(2)  The percentage for each beneficial owner is calculated based on (i) the aggregate number of shares reported to be owned by such group or individual and (ii) the aggregate number of shares of Common Stock outstanding as of March 26, 2004 (39,976,200 shares).

(3)  Includes shares that may be acquired upon the exercise of outstanding options that are exercisable within 60 days of March 26, 2004, as follows: Kevin DeSanctis, 225,000 shares; Robert S. Ippolito, 37,500 shares; and all executive officers and directors as a group, 312,812 shares.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our operations are managed by HWCC-Shreveport, Inc., or Shreveport Management, a wholly owned subsidiary of Hollywood Casino Corporation under the terms of a management agreement. We also reimburse Shreveport Management for expenses incurred in connection with services provided under the management agreement.  Total management fees incurred amounted to $2.9 million for each of the years ended December 31, 2001 and 2002, respectively, and $ .5 million for the period from January 1, 2003 through February 28, 2003 and $ 1.5 million for the period from March 1, 2003 through December 31, 2003 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at December 31, 2002 and 2003 amounted to $6 million and $2.2 million, respectively. Such fees, reduced by a valuation allowance of $6.4 million at December 31, 2003, are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the casino.

We also entered into a Marine Services Agreement with Paddlewheels to provide certain marine services for so long as Paddlewheels remains our joint venture partner. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, we pay a monthly fee of $30,000. We expensed $.4 million per year for each of the years ended December 31, 2001 and 2002, $.1 million for the period from January 1, 2003 through February 28, 2003 and $ .4 million for the period from March 1, 2003 through December 31, 2003, under the agreement. Unpaid charges of $30,000 and $.2 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2002 and 2003, respectively. Effective July 10, 2003, we suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

Each of Kevin DeSanctis, our Chief Executive Officer and Director, Robert Ippolito, our Vice President, Secretary and Director, and Jordan Savitch, our Vice President and General Counsel, are employees of Penn National.  Messrs.  DeSanctis, Ippolito and Savitch are compensated by Penn National for their services as employees of Penn National and receive no other compensation from us for their services.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the audit and non-audit fees paid is as follows:

	Fiscal 2003	Fiscal 2002

Audit Fees	$141,400	$62,000
Audit-Related Fees(1)	89,428	43,000
Tax Fees	—	—
All Other Fees(2)	236,571	—

(1)         Audit-related fees are for quarterly gaming revenue audits.

(2)         All other fees are in connection with debt restructuring negotiations and planning.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1 and 2.            Financial Statements and Financial Statement Schedules. The following is a list of the consolidated financial statements of the Company and its subsidiaries and supplementary data filed as part of Item 8 hereof:

1.             Financial Statements

Hollywood Casino Shreveport and Subsidiaries:

Report of Independent Certified Public Accountants — BDO Seidman, LLP

Independent Auditors' Report — Deliotte & Touche LLP

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Operations for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through February 28, 2003 and the period March 1, 2003 through December 31, 2003

Consolidated Statements of Changes in Partners’ Deficiency for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through February 28, 2003 and the period March 1, 2003 through December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through February 28, 2003 and the period March 1, 2003 through December 31, 2003

HWCC-Louisiana and Subsidiaries:

Report of Independent Certified Public Accountants — BDO Seidman, LLP

Independent Auditors' Report — Deliotte & Touche LLP

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Operations for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through February 28, 2003 and the period March 1, 2003 through December 31, 2003

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through February 28, 2003 and the period March 1, 2003 through December 31, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through February 28, 2003 and the period March 1, 2003 through December 31, 2003

2.             Financial Statement Schedules

Hollywood Casino Shreveport and Subsidiaries

Report of Independent Certified Public Accountants — BDO Seidman, LLP

Independent Auditors’ Report — Deloitte & Touche LLP

HWCC-Louisiana, Inc. and Subsidiaries

Report of Independent Certified Public Accountants — BDO Seidman, LLP

Independent Auditors’ Report — Deloitte & Touche LLP

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.             Exhibits, Including Those Incorporated by Reference.

The exhibits to this Report are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this annual report on Form 10-K.

(a)           Exhibits

Exhibit	Exhibit Index Description of Exhibit

##2.1—	Membership Interest Purchase Agreement dated as of March 31, 1999 by and among HWCC-Louisiana, Inc., Sodak Gaming, Inc. and Sodak Louisiana, L.L.C. (Exhibit 10.32)

###3.1—	Amended and Restated Joint Venture Agreement by and among Shreveport Paddlewheels, L.L.C., Sodak Louisiana, L.L.C. and HWCC-Louisiana, Inc. dated July 31, 1998. (Exhibit 10.1)

###3.2—	September 1998 Amendment to the July Amended and Restated Joint Venture Agreement. (Exhibit 10.2)

+++3.3—	Third Amended and Restated Joint Venture Agreement of Hollywood Casino Shreveport by and among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc., dated as of July 21, 1999. (Exhibit 3.1)

Exhibit	Exhibit Index Description of Exhibit

+++3.4—	August 1999 Amendment to Third Amended and Restated Joint Venture Agreement among Shreveport Paddlewheels, L.L.C., HCS I, Inc. and HCS II, Inc. (Exhibit 3.2)

+++3.5—	Articles of incorporation of Shreveport Capital Corporation. (Exhibit 3.3)

+++3.6—	Bylaws of Shreveport Capital Corporation. (Exhibit 3.4)

+++3.7—	Articles of incorporation of HWCC-Louisiana, Inc. (Exhibit 3.5)

+++3.8—	Bylaws of Hollywood Casino—Lake Charles, Inc. (now known as HWCC-Louisiana, Inc.) (Exhibit 3.6)

+++3.9—	Articles of incorporation of HCS I, Inc. (Exhibit 3.7)

+++3.10—	Bylaws of HCS I, Inc. (Exhibit 3.8)

+++3.11—	Articles of incorporation of HCS II, Inc. (Exhibit 3.9)

+++3.12—	Bylaws of HCS II, Inc. (Exhibit 3.10)

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

+4.6—

Cash Collateral and Disbursement Agreement dated August 10, 1999 among Hollywood Casino Shreveport, SCC, First American Title Insurance Company, as Disbursement Agent and State Street Bank and Trust Company, as Trustee. (Exhibit 4.6)

#4.7—

First Amendment to Cash Collateral and Disbursement Agreement dated January 1, 2000 between Hollywood Casino Shreveport, SCC, First American Title Insurance Company and State Street Bank and Trust Company. (Exhibit 4.24)

+4.8—	Stock Pledge Agreement dated August 10, 1999 made by HCL in favor of State Street Bank and Trust Company, as Trustee. (Exhibit 4.7)

Exhibit	Exhibit Index Description of Exhibit

+4.9—	Security Agreement dated August 10, 1999 made by SCC, HCL, HCS I, Inc. and HCS II, Inc. to State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.8)

+4.10—	Security Agreement-Vessel Construction dated August 10, 1999 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.9)

+4.11—	Mortgage, Leasehold Mortgage and Assignment of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Mortgagee, dated August 10, 1999. (Exhibit 4.10)

+4.12—	Partnership Interest Pledge Agreement dated August 10, 1999 made by HCS II, Inc. in favor of State Street Bank and Trust Company, as Trustee and Secured Party. (Exhibit 4.11)

+4.13—	First Amendment to Security Agreement dated August 10, 1999 between HWCC-Shreveport, Inc. and State Street Bank and Trust Company, as Trustee. (Exhibit 4.12)

++++4.14—	Indenture dated as of June 15, 2001 among Hollywood Casino Shreveport and Shreveport Capital Corporation (“SCC”) as Issuers and State Street Bank and Trust Company, as Trustee. (Exhibit 4.1)

++++4.15—	Registration Rights Agreement, dated as of June 15, 2001, by and among Hollywood Casino Shreveport and SCC and the Initial Purchasers. (Exhibit 4.2)

++++4.16—	Collateral Assignment of Contracts and Documents dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.3)

++++4.17—	Security Agreement dated June 15, 2001 between Hollywood Casino Shreveport and State Street Bank and Trust Company, as Trustee. (Exhibit 4.4)

++++4.18—	Security Agreement dated June 15, 2001 made by SCC to State Street Bank and Trust Company, as Trustee. (Exhibit 4.5)

++++4.19—

Preferred Ship Mortgage made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, on Hollywood Dreams Official No. 1099497 dated as of June 15, 2001. (Exhibit 4.6)

++++4.20—

Mortgage, Leasehold Mortgage and Assignments of Leases and Rents made by Hollywood Casino Shreveport in favor of State Street Bank and Trust Company, as Trustee, dated as of June 15, 2001. (Exhibit 4.7)

+10.1—

Amended and Restated Federal Income Tax Sharing Agreement dated August 10, 1999 by and among HCC, HWCC Development Corporation, Hollywood Management, Inc., HWCC-Tunica, Inc., Golf, Hollywood Casino Aurora, Inc., HWCC-Shreveport, Inc., HWCC-Argentina, Inc., HCL, HWCC Holdings, Inc., HWCC-Aurora Management, Inc., HWCC-Transportation, Inc., HCS I, Inc. and HCS II, Inc. (Exhibit 10.16)

++10.2—	Manager Subordination Agreement, dated as of August 10, 1999, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.3)

Exhibit	Exhibit Index Description of Exhibit

+10.3—	Technical Services Agreement, dated as of September 22, 1998, by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.4)

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

+10.6—	Retail Space Lease, executed as of June 3, 1999 by and between QNOV and Red River Entertainment Company, L.L.C. (Exhibit 10.12)

+10.7—	Ground Lease, dated May 19, 1999, by and between the City of Shreveport, Louisiana and QNOV. (Exhibit 10.13)

+10.8—	Marine Services Agreement dated September 22, 1998 between QNOV and Shreveport Paddlewheels, L.L.C. (Exhibit 10.17)

+10.9—	Side Agreement dated January 16, 1998 between Queen of New Orleans at the Hilton Joint Venture, HCL, and Sodak, L.L.C. (Exhibit 10.18)

+10.10—	Loan Agreement dated August 10, 1999 between Shreveport Paddlewheels, L.L.C. and HCL. (Exhibit 10.19)

+10.11—	Promissory note in the original principal amount of $1,000,000 dated August 10, 1999 made by Shreveport Paddlewheels, L.L.C., as Borrower, to HCL, as Lender. (Exhibit 10.20)

+10.12—	Security Agreement dated August 10, 1999, by Shreveport Paddlewheels, Inc., as Debtor, in favor of HCL, as Secured Party. (Exhibit 10.21)

+10.13—	Guaranty Agreement dated August 10, 1999, by New Orleans Paddlewheels, Inc. in favor of HCL. (Exhibit 10.22)

+10.14—	Contribution and Assumption Agreement dated July 21, 1999 among HCL, HCS I, Inc., HCS II, Inc. and Shreveport Paddlewheels, L.L.C. (Exhibit 10.24)

++++10.15—	Manager Subordination Agreement, dated as of June 15, 2001, by and among State Street Bank and Trust Company, as Trustee, HWCC-Shreveport, Inc. and Hollywood Casino Shreveport. (Exhibit 10.1)

@10.16—	Management Services Agreement dated September 22, 1998 by and between QNOV and HWCC-Shreveport, Inc. (Exhibit 10.1)

@10.17—	Amendment to Management Services Agreement dated August 2, 1999 by and between Hollywood Casino Shreveport (formerly QNOV) and HWCC-Shreveport, Inc. (Exhibit 10.2)

@@10.18—	Employment Agreement by and between Hollywood Casino Shreveport and Gary A. Gregg. (Exhibit 10.20)

Exhibit	Exhibit Index Description of Exhibit

@@@10.19—	Joint Motion for Entry of Decree in Notice of Violation and Hearing (incident #RGS 000375), dated October 29, 2002. (Exhibit 10.1)

@@@@10.20—	Employment Agreement dated as of October 1, 2003 by and between Hollywood Casino Shreveport and Melvyn Thomas. (Exhibit 10.3)

@@@@10.21—	Acknowledgement and Waiver for Employment Agreement dated October 1, 2003 by and between Hollywood Casino Shreveport and Melvyn Thomas. (Exhibit 10.4)

*10.22—	Employment Agreement dated July 1, 2002 by and between Hollywood Casino Shreveport and Tonya Tarrant.

*10.23—	Employment Agreement entered into January 30, 2004, but effective as of March 1, 2003, by and between HCS I, Inc. and John C. Hull.

*14.1—	Code of Business Conduct

*31.1–	CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

*31.2—	CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

*32.1—	CEO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*32.2—	CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

#	Incorporated by reference from the exhibit shown in parenthesis filed in HCS’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

##	Incorporated by reference from the exhibit shown in parenthesis filed in HCC’s Annual Report on Form 10-K for the fiscal year ended December 31 1998.

###	Incorporated by reference to the exhibit shown in parenthesis filed in HCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 13, 1998.

+

Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Shreveport and Shreveport Capital Corporation as filed with the SEC on October 8, 1999.

++	Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on August 13, 1999.

+++	Incorporated by reference to the exhibit shown in parenthesis included in Form S-4 Registration Statement of Hollywood Casino Corporation as filed with the SEC on July 16, 1999.

Exhibit	Exhibit Index Description of Exhibit

++++	Incorporated by reference to the exhibit shown in parenthesis included in HCS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the SEC on August 10, 2001.

@	Incorporated by reference to the exhibit shown in parenthesis filed in HCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the SEC on August 16, 1999.

@@

Incorporated by reference from the exhibit shown in parenthesis filed in Amendment No. 1 to Form S-4 Registration Statement No. 333-68380 of Hollywood Casino Shreveport and Shreveport Capital Corporation on October 1, 2001.

@@@	Incorporated by reference to the exhibit shown in parenthesis included in the Report on Form 8-K filed by HCS on October 29, 2002.

@@@@	Incorporated by reference to the exhibit shown in parenthesis filed in HCS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as filed with the SEC on November 14, 2003.

*	Filed herewith.

(b)           Reports on Form 8-K

Report	Item(s) No.	Date of Report	Date Filed or Furnished
Form 8-K	5 and 7	February 3, 2004	Filed February 6, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD CASINO SHREVEPORT
By: HCS I, Inc., its Managing Partner

By:	/s/	Kevin DeSanctis
Kevin DeSanctis
Chairman of the Board and Chief Executive Officer

Dated:  April 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below in so signing also makes, constitutes and appoints Robert S. Ippolito his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Kevin DeSanctis	Chairman of the Board, Chief	April 6, 2004
Kevin DeSanctis	Executive Officer, and Director (Principal Executive Officer)

/s/ John C. Hull	President , Chief Financial Officer,	April 6, 2004
John C. Hull	Treasurer, Assistant Secretary, and Director (Principal Financial Officer)

/s/Tonya Tarrant	Vice President and Assistant	April 6, 2004
Tonya Tarrant	Treasurer (Principal Accounting Officer)

/s/ Robert S. Ippolito	Director	April 6, 2004
Robert S. Ippolito

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHREVEPORT CAPITAL CORPORATION

By:	/s/	Kevin DeSanctis
Kevin DeSanctis
Chairman of the Board and Chief Executive Officer

Dated:  April 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below in so signing also makes, constitutes and appoints Robert S. Ippolito his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Kevin DeSanctis	Chairman of the Board, Chief	April 6, 2004
Kevin DeSanctis	Executive Officer, and Director (Principal Executive Officer)

/s/ John C. Hull	President , Chief Financial Officer,	April 6, 2004
John C. Hull	Treasurer, Assistant Secretary and Director (Principal Financial Officer)

/s/Tonya Tarrant	Vice President and Assistant	April 6, 2004
Tonya Tarrant	Treasurer (Principal Accounting Officer)

/s/ Robert S. Ippolito	Director	April 6, 2004
Robert S. Ippolito

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWCC-LOUISIANA, INC.

By:	/s/	Kevin DeSanctis
Kevin DeSanctis
Chairman of the Board and Chief Executive Officer

Dated:  April 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Each person whose signature appears below in so signing also makes, constitutes and appoints Robert S. Ippolito his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Kevin DeSanctis	Chairman of the Board, Chief	April 6, 2004
Kevin DeSanctis	Executive Officer, and Director (Principal Executive Officer)

/s/ John C. Hull	President , Chief Financial Officer,	April 6, 2004
John C. Hull	Treasurer, Assistant Secretary and Director (Principal Financial Officer)

/s/Tonya Tarrant	Vice President and Assistant	April 6, 2004
Tonya Tarrant	Treasurer (Principal Accounting Officer)

/s/ Robert S. Ippolito	Director	April 6, 2004
Robert S. Ippolito