Form 10-Q
period 2004-09-30
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2004-11-12
CIK 1096352, 1096353, 1096354

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether each of the Registrants is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at November 5, 2004

Hollywood Casino Shreveport Shreveport Capital Corporation	None Common Stock, $1.00 par value	None 1,000 Shares

HOLLYWOOD CASINO SHREVEPORT

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION - HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENT

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (Unaudited)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (Unaudited)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ DEFICIENCY (In thousands) (Unaudited)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

i

PART I: FINANCIAL INFORMATION - HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,810	$31,153
Accounts receivable, net allowance of $729 and $739, respectively	1,698	2,181
Inventories	1,974	1,690
Prepaid expenses and other current assets	2,113	2,602

Total current assets	30,595	37,626

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,056	75,071
Riverboat	15,379	15,392
Furniture and equipment	18,408	19,748
	118,843	120,211

Less-accumulated depreciation	(8,100)	(15,377)
	110,743	104,834

Other assets	373	373

	$141,711	$142,833

Liabilities and Partners’ Deficiency
Current liabilities:
Current maturities of long-term debt net of valuation allowance of $70,348	$119,345	$119,164
Accounts payable	5,723	8,330
Accrued liabilities
Salaries and wages	2,212	2,346
Interest	24,780	43,544
Gaming and other taxes	1,446	5,051
Insurance	2,091	2,365
Other	3,300	3,317
Due to affiliates, net of valuation allowance of $6,420	3,269	6,537
Other current liabilities	1,528	879

Total current liabilities	163,694	191,533

Other noncurrent liabilities	403	484

Commitments and contingencies
Partners’ deficiency	(22,386)	(49,184)

	$141,711	$142,833

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
Revenues:
Casino	$22,730	$75,426	$96,603
Rooms	1,353	5,229	6,499
Foods and beverage	3,784	12,266	16,654
Other	376	1,443	1,842
	28,243	94,364	121,598

Less promotional allowances	(5,262)	(12,483)	(16,917)
Net revenue	22,981	81,881	104,681

Expenses:
Casino	16,700	40,545	53,949
Rooms	344	2,253	2,725
Food and beverage	983	10,653	15,390
Other	516	5,829	7,831
General and administrative	1,447	14,668	18,554
Depreciation and amortization	2,715	5,649	7,283

Total expenses	22,705	79,597	105,732

Income (loss) from operations	276	2,284	(1,051)

Non-operating income (expenses):
Interest income	17	51	114
Interest expense	(4,456)	(15,432)	(18,588)
Arbitration award	—	—	(3,160)
Other	—	(1,489)	(3,125)

Total non-operating expenses, net	(4,439)	(16,870)	(24,759)

Net loss	$(4,163)	$(14,586)	$(25,810)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis) Three Months Ended September 30,
	2003	2004
Revenues:
Casino	$32,762	$30,633
Rooms	2,238	2,284
Foods and beverage	5,652	5,197
Other	747	694

	41,399	38,808
Less promotional allowances	(5,988)	(5,181)
Net revenue	35,411	33,627

Expenses:
Casino	18,155	17,245
Rooms	977	906
Food and beverage	5,112	4,949
Other	2,745	2,614
General and administrative	6,172	6,355
Depreciation and amortization	2,459	2,442

Total expenses	35,620	34,511

Loss from operations	(209)	(884)

Non-operating income (expenses):
Interest income	20	54
Interest expense	(6,541)	(6,164)
Arbitration award	—	(3,160)
Other	(801)	(1,093)

Total non-operating expenses, net	(7,322)	(10,363)

Net loss	$(7,531)	$(11,247)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES

IN PARTNERS’ DEFICIENCY

(In thousands)

(Unaudited)

(Successor Basis)	HCS I, Inc	HCS II, Inc.	Totals
Balances, December 31, 2003	$(22,162)	$(224)	$(22,386)
Partnership distributions	(978)	(10)	(988)
Net loss for the period	(25,552)	(258)	(25,810)

Balances, September 30, 2004	$(48,692)	$(492)	$(49,184)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		(Successor Basis)
	(Predecessor Basis)	March 1, 2003 –	Nine Months Ended
	January 1, 2003 – February 28, 2003	September 30, 2003	September 30, 2004
OPERATING ACTIVITIES:
Net loss	$(4,163)	$(14,586)	$(25,810)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of premium	2,902	6,300	7,107
Provision for doubtful accounts	55	77	374
Decrease (increase) in accounts receivable	185	186	(857)
(Decrease) increase in accounts payable and accrued liabilities	(9,124)	17,512	25,400
Net change in due to affiliates	577	2,083	3,268
Net change in other current assets and liabilities	(140)	(629)	(853)
Net change in other noncurrent assets and liabilities	20	69	81

Net cash (used in) provided by operating activities	(9,688)	11,012	8,710

INVESTING ACTIVITIES:
Purchases of property and equipment	(224)	(252)	(1,374)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(5)	(5)
Capital contributions	800	—	—
Partnership distributions	(238)	(775)	(988)

Net cash provided by (used in) financing activities	561	(780)	(993)

Net (decrease) increase in cash and cash equivalents	(9,351)	9,980	6,343

Cash and cash equivalents at beginning of period	21,625	12,274	24,810

Cash and cash equivalents at end of period	$12,274	$22,254	$31,153

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)                Basis of Presentation

Business

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino that opened on December 20, 2000. The casino contains approximately 59,000 square feet of space with approximately 1,418 slot machines and 61 table games.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at other properties owned by its parent, Hollywood Casino Corporation.

The Hollywood Casino Shreveport resort is owned by the Hollywood Casino Shreveport general partnership, or HCS, which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc., or HCL, a Louisiana corporation.  HCL is wholly-owned by Hollywood Casino Corporation, or HCC.  HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner, and HCS II, Inc. has an effective 1% interest in HCS.  Shreveport Paddlewheels, L.L.C., a Louisiana limited liability company, has a residual interest in HCS.  HCS operates Hollywood Casino Shreveport under a management agreement with HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC.

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc., or Penn National, completed the acquisition of HCC and its subsidiaries, including HCS.  Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.”  The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) include management’s assessment of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of HCS’s assets and liabilities.

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

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes” and, together with the First Mortgage Notes, the “Shreveport Notes”) to reduce their carrying amount to management’s estimate of their fair value. Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC.  Such management fee is subordinated in payment to the Shreveport Notes.

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments on the Shreveport Notes aggregating approximately $36.9 million.

In addition, HCS has experienced net losses since inception, and operating losses in four out of the last five quarters, and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubts about HCS’s ability to continue as a going concern.

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

(2)                Certain Risks and Uncertainties

The operations of HCS and its wholly-owned subsidiary, Shreveport Capital Corporation, or Shreveport Capital, which are collectively referred to herein as the “Company,” are dependent on the continued licensing of HCS by the Louisiana Gaming Control Board (“LGCB”).  On September 14, 2004, the LGCB conditionally renewed the Louisiana riverboat gaming license of HCS, subject to (1) the full execution by HCS and Eldorado Resorts, LLC (“Eldorado”) of a definitive agreement governing Eldorado’s proposed acquisition of HCS not later than October 19, 2004 (see Note 4), (2) the submission by HCS to the LGCB of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004 and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of the Louisiana gaming license for HCS were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter. The loss of a license in the jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

The Company is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon stable gaming and admission taxes in the local jurisdictions in which it operates and in the State of Louisiana. Any change in such taxes could have a material adverse effect on future results of operations.

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

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures. In addition, the Company did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.

Long-term debt is as follows (in thousands):

	December 31, 2003	September 30, 2004
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $680 and $504, as of December 31, 2003 and September 30, 2004, respectively	39,680	39,504
Less valuation allowance	(70,348)	(70,348)
Other	13	8

Total indebtedness	119,345	119,164

Less-current maturities	(119,345)	(119,164)

Total long-term debt, net	$—	$—

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

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
	(In thousands)
Contingent Interest Expense
First Mortgage Notes	$139	$358	$266
Senior Secured Notes	36	93	70
	$175	$451	$336

	December 31, 2003	September 30, 2004
	(In thousands)
Accrued Contingent Interest Payable
First Mortgage Notes	$1,808	$2,074
Senior Secured Notes	449	519
	$2,257	$2,593

(4)                Sale of Property and Bankruptcy Filings

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process. The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee has consulted, and anticipates that it will consult, with the ad hoc committee throughout the process.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of HCS’s existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization.  On October 28, 2004, the Company filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement remains subject to further documentation, subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, LGCB approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by a holder of the Company’s notes, who had previously been a member of the ad hoc committee and who had later submitted an unsuccessful bid to acquire the Company, and by two of the Company’s construction contractors, who have been in litigation with the Company over amounts owing on the Company’s 1999 construction contract (see Note 7).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004 naming HCS as a “debtor in possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  The order also provided for the appointment of an examiner by the U. S. Trustee for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The order also provided for the establishment of a Non-Bondholding Unsecured Creditors Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

The Company expects the sale and restructuring process, including the Chapter 11 cases, to have minimal impact on its day-to-day operations and that its significant cash on hand will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  The Company expects, however, that if the sale process is unduly prolonged or uncertain, it could have an adverse effect on employee morale and turnover and on the Company’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through the Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments, of approximately $12.3 million each, which were due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

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

Payments made under the terms of the ground lease are as follows (in thousands):

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
Ground lease:
Base rent	$95	$334	$429
Percentage rent	230	677	989
	$325	$1,011	$1,418

Payment in lieu of admissions fees and school taxes	$864	$2,977	$3,830

Future minimum lease payments as of September 30, 2004 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (in thousands):

2004 (three months)	$180
2005	641
2006	292
2007	153
2008	140
Thereafter	967
$2,373

(6)                Transactions with Affiliates

The operations of the casino are managed by HWCC-Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $.5 million for the period from January 1, 2003 through February 28, 2003, and $1.5 million for the period from March 1, 2003 through September 30, 2003, and $2.0 million for the nine months ended September 30, 2004 and are included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Management fees payable at December 31, 2003 and September 30, 2004, net of a valuation allowance of $6.4 million, amounted to $2.2 million and $4.1 million, respectively. Such fees are included in due to affiliates on the accompanying consolidated balance sheets.  Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for HCS to pay a monthly fee of $30,000. HCS expensed $60,000 for the period from January 1, 2003 through February 28, 2003, and $210,000 for the period from March 1, 2003 through September 30, 2003, and $270,000 for the nine months ended September 30, 2004 under the agreement. Unpaid charges of $.2 million and $.5 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and September 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.  HCS believes that the payments may more properly be characterized as equity payments and intends to raise this issue in its Chapter 11 case.

(7)                Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such allocations amounted to $.2 million for the period from January 1, 2003 through February 28, 2003, $.7 million for the period from March 1, 2003 through September 30, 2003 and $.9 million for the nine months ended September 30, 2004. Unpaid distributions of $.9 million and $1.8 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and September 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

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

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004 the arbitration panel issued an Interlocutory Order on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.2 million liability during the third quarter of 2004 with respect to the Interlocutory Order issued by the arbitration panel.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interlocutory Order.  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.  During the recent session of the Louisiana Legislature, which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’ monthly net gaming proceeds but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it will conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested the claims set forth in the audit request and will continue to do so.  HCS and the Bossier Parish Police Jury are currently in negotiations in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar related gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

As more fully discussed in Note 4, on September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HCL and Shreveport Capital commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which HCS is a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.

(8)                Supplemental Cash Flow Information

HCS paid interest totaling $12.3 million during the period from January 1, 2003 through February 28, 2003. HCS paid no income taxes during either of the nine month periods ending September 30, 2003 and September 30, 2004.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Successor Basis)
	December 31, 2003	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,017	$31,325
Accounts receivable, net allowance of $729 and $739, respectively	1,723	2,181
Inventories	1,974	1,690
Prepaid expenses and other current assets	2,114	2,648

Total current assets	30,828	37,844

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,056	75,071
Riverboat	15,379	15,392
Furniture and Equipment	18,408	19,748
	118,843	120,211

Less-accumulated depreciation	(8,100)	(15,377)

	110,743	104,834
Other Assets:
Note receivable – affiliate	1,000	1,000
Other	271	379

Total other assets	1,271	1,379
	$142,842	$144,057
Liabilities and Shareholders’ Deficiency
Current Liabilities:
Current maturities of long-term debt net of valuation allowance of $70,348	$119,345	$119,164
Accounts payable	5,723	8,330
Accrued liabilities
Salaries and wages	2,212	2,346
Interest	24,780	43,544
Gaming and other taxes	1,446	5,051
Insurance	2,091	2,365
Other	3,306	3,317
Due to affiliates, net of valuation allowance of $6,420	3,167	6,514
Other current liabilities	1,527	879
Total current liabilities	163,597	191,510

Other noncurrent liabilities	403	484

Commitments and Contingencies
Shareholders’ equity (deficiency)
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1	1
Additional paid-in capital	1,201	1,201
Accumulated (deficiency)	(22,360)	(49,139)
Total shareholders’ (deficiency)	(21,158)	(47,937)
	$142,842	$144,057

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
Revenues:
Casino	$22,730	$75,426	$96,603
Rooms	1,353	5,229	6,499
Foods and beverage	3,784	12,266	16,654
Other	376	1,443	1,842
	28,243	94,364	121,598

Less promotional allowances	(5,262)	(12,483)	(16,917)

Net revenues	22,981	81,881	104,681

Expenses:
Casino	16,700	40,545	53,949
Rooms	344	2,253	2,725
Foods and beverage	983	10,653	15,390
Other	516	5,829	7,831
General and administrative	1,447	14,668	18,567
Depreciation and amortization	2,715	5,649	7,283

Total expenses	22,705	79,597	105,745

Income (loss) from operations	276	2,284	(1,064)

Non-operating income (expenses):
Interest income	23	79	146
Interest expense	(4,456)	(15,432)	(18,588)
Arbitration award	—	—	(3,160)
Other	—	(1,489)	(3,125)

Total non-operating expenses, net	(4,433)	(16,842)	(24,727)

Loss before minority interest	(4,157)	(14,558)	(25,791)

Minority interest in Hollywood Casino Shreveport	(230)	(774)	(988)

Net loss	$(4,387)	$(15,332)	$(26,779)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	(Successor Basis) Three Months Ended September 30,
	2003	2004
Revenues:
Casino	$32,762	$30,633
Rooms	2,238	2,284
Foods and beverage	5,652	5,197
Other	747	694

	41,399	38,808
Less promotional allowances	(5,988)	(5,181)

Net revenues	35,411	33,627

Expenses:
Casino	18,155	17,245
Rooms	977	906
Foods and beverage	5,112	4,949
Other	2,745	2,614
General and administrative	6,172	6,355
Depreciation and amortization	2,459	2,442

Total expenses	35,620	34,511

Loss from operations	(209)	(884)

Non-operating income (expenses):
Interest income	31	65
Interest expense	(6,541)	(6,164)
Arbitration award	—	(3,160)
Other	(801)	(1,094)

Total non-operating expenses, net	(7,311)	(10,353)

Loss before minority interest	(7,520)	(11,237)

Minority interest in Hollywood Casino Shreveport	(330)	(319)

Net loss	$(7,850)	$(11,556)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
OPERATING ACTIVITIES:
Net loss	$(4,387)	$(15,332)	$(26,779)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization, including amortization of premium	2,902	6,300	7,107
Minority interest in Hollywood Casino Shreveport	230	774	988
Provision for doubtful accounts	55	77	374
Decrease (increase) in accounts receivable	185	171	(832)
(Decrease) increase in accounts payable and accrued liabilities	(9,124)	17,512	25,394
Net change in due to affiliates	576	2,083	3,245
Net change in other current assets and liabilities	(142)	(629)	(897)
Net change in other noncurrent assets and liabilities	20	72	75

Net cash (used in) provided by operating activities	(9,685)	11,028	8,675

INVESTING ACTIVITIES:
Purchases of property and equipment	(224)	(252)	(1,374)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1)	(5)	(5)
Capital contributions	800	—	—
Limited Partnership distributions	(238)	(775)	(988)

Net cash provided by (used in) financing activities	561	(780)	(993)

Net (decrease) increase in cash and cash equivalents	(9,348)	9,996	6,308

Cash and cash equivalents at beginning of period	21,820	12,472	25,017

Cash and cash equivalents at end of period	$12,472	$22,468	$31,325

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

Acquisition of HWCC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc., or Penn National, completed the acquisition of HCC and its subsidiaries, including HCL. Penn National “pushed down” its basis in the Company in accordance with Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances.” The accompanying consolidated financial statements for the period following the acquisition (“Successor Period”) include management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that assets and liabilities of the acquired entity be reflected at their fair values. The accompanying consolidated financial statements for periods prior to the acquisition (“Predecessor Period”) reflect the historical cost basis of the Company’s assets and liabilities.

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

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments on the Shreveport Notes aggregating approximately $36.9 million.

In addition, HCS has experienced net losses since inception and operating losses in four out of the last five quarters and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.

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

(2)                                               Certain Risks and Uncertainties

The operations of HCS and its wholly-owned subsidiary, Shreveport Capital Corporation, or Shreveport Capital, which are collectively referred to herein as the “Company,” are dependent on the continued licensing of HCS by the Louisiana Gaming Control Board (“LGCB”).  On September 14, 2004, the LGCB conditionally renewed the Louisiana riverboat gaming license of HCS, subject to (1) the full execution by HCS and Eldorado Resorts, LLC (“Eldorado”) of a definitive agreement governing Eldorado’s proposed acquisition of HCS not later than October 19, 2004 (see Note 4), (2) the submission by HCS to the LGCB of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004 and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of the Louisiana gaming license for HCS were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter.  The loss of a license in the jurisdiction in which the Company operates could have a material adverse effect on future results of operations.

The Company is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues. If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, the Company’s results of operations could be adversely affected.

The Company is also dependent upon stable gaming and admission taxes in the local jurisdictions in which it operates and in the State of Louisiana. Any change in such taxes could have a material adverse effect on future results of operations.

(3)                                               Long-term Debt

HCS and Shreveport Capital Corporation, or Shreveport Capital, are co-issuers of the Shreveport Notes.  HCS owns the casino operations. Shreveport Capital is a wholly owned subsidiary of HCS formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HCL) and are secured by substantially all of the assets of the casino and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HCL.

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

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures. In addition, HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes. During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.

Long-term debt is as follows (in thousands):

	December 31, 2003	September 30, 2004
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including premium of $680 and $504, as of December 31, 2003 and September 30, 2004, respectively	39,680	39,504
Less valuation allowance	(70,348)	(70,348)
Other	13	8
Total indebtedness	119,345	119,164

Less-current maturities	(119,345)	(119,164)
Total long-term debt, net	$—	$—

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

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
	(In thousands)
Contingent Interest Expense
First Mortgage Notes	$139	$358	$266
Senior Secured Notes	36	93	70
	$175	$451	$336

	December 31, 2003	September 30, 2004
	(In thousands)
Accrued Contingent Interest Payable
First Mortgage Notes	$1,808	$2,074
Senior Secured Notes	449	519
	$2,257	$2,593

(4)                                               Sale of Property and Bankruptcy Filings

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process. The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee has consulted, and anticipates that it will consult, with the ad hoc committee throughout the process.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of HCS’s existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization.  On October 28, 2004, the Company filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement remains subject to further documentation, subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, LGCB approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by a holder of the Company’s notes, who had previously been a member of the ad hoc committee and who had later submitted an unsuccessful bid to acquire the Company, and by two of the Company’s construction contractors, who have been in litigation with the Company over amounts owing on the Company’s 1999 construction contract (see Note 7).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004 naming HCS as a “debtor in possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  The order also provided for the appointment of an examiner by the U. S. Trustee for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The order also provided for the establishment of a Non-Bondholding Unsecured Creditors Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

The Company expects the sale and restructuring process, including the Chapter 11 cases, to have minimal impact on its day-to-day operations and that its significant cash on hand will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  The Company expects, however, that if the sale process is unduly prolonged or uncertain, it could have an adverse effect on employee morale and turnover and on the Company’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through the Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments, of approximately $12.3 million each, which were due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

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

Payments made under the terms of the ground lease are as follows (in thousands):

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
Ground lease:
Base rent	$95	$334	$429
Percentage rent	230	677	989
	$325	$1,011	$1,418

Payment in lieu of admissions fees and school taxes	$864	$2,977	$3,830

Future minimum lease payments as of September 30, 2004 under operating lease obligations (other than the ground lease) having an initial or remaining noncancelable term in excess of one year are as follows (in thousands):

2004 (three months)	$180
2005	641
2006	292
2007	153
2008	140
Thereafter	967
$2,373

(6)                                               Transactions with Affiliates

The operations of the casino are managed by HWCC-Shreveport, Inc., a wholly owned subsidiary of HCC, under the terms of a management agreement. HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to  $.5 million for the period from January 1, 2003 through February 28, 2003, $1.5 million for the period from March 1, 2003 through September 30, 2003 and $2.0 million for the nine months ended September 30, 2004 and are included in general and administrative expenses on the accompanying consolidated statements of operations. Management fees payable at December 31, 2003 and September 30, 2004, net of a valuation allowance of $6.4 million, amounted to $2.2 million and $4.1 million, respectively. Such fees are included in due to affiliates on the accompanying consolidated balance sheets. Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met. Consequently, no management fees have been paid since the opening of the facility.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for HCS to pay a monthly fee of $30,000. HCS expensed $60,000 for the period from January 1, 2003 through February 28, 2003, $210,000 for the period from March 1, 2003 through September 30, 2003 and $270,000 for the nine months ended September 30, 2004 under the agreement. Unpaid charges of $.2 million and $.5 million are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and September 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.  HCS believes that the payments may be more properly characterized as equity payments and intends to raise this issue in its Chapter 11 case.

(7)                                               Commitments and Contingencies

For so long as it remains a joint venture partner in HCS, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS. Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc. Such allocations amounted to $.2 million for the period from January 1, 2003 through February 28, 2003, $.7 million for the period from March 1, 2003 through September 30, 2003 and $.9 million for the nine months ended September 30, 2004.  Unpaid distributions of $.9 million and $1.8 million, respectively, are included in due to affiliates on the accompanying consolidated balance sheets at December 31, 2003 and September 30, 2004, respectively. Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

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

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino. For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS recorded a liability in the amount of approximately $3.6 million in accounts payable in connection with the construction project. These matters were the subject of various state and federal court proceedings as well as arbitrations. In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004 the arbitration panel issued an Interlocutory Order on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award. The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.2 million liability during the third quarter of 2004 with respect to the Interlocutory Order issued by the arbitration panel.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interlocutory Order.  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself. In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit. A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled. HCS has vigorously contested all the allegations set forth in the suit and will continue to do so.  During the recent session of the Louisiana Legislature, which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’ monthly net gaming proceeds but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it will conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested the claims set forth in the audit request and will continue to do so.  HCS and the Bossier Parish Police Jury are currently in negotiations in an effort to settle the pending lawsuit, the effect of any potential future legislation and the sales and use tax audit.

A number of individual employees have brought similar related gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS is vigorously contesting all the allegations. The claims are in various stages of discovery and administrative proceedings.

As more fully discussed in Note 4, on September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HCL and Shreveport Capital commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which HCS is a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.

(8)                                               Supplemental Cash Flow Information

HCL paid interest totaling $12.3 million during the period from January 1, 2003 through February 28, 2003. HCL paid no income taxes during either of the nine month periods ended September 30, 2003 and September 30, 2004.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a highly themed hotel and casino destination resort in Shreveport, Louisiana.  We enjoy high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport/Bossier City market with its feeder markets of Dallas/Ft. Worth and East Texas.  Our casino was built next to an existing riverboat gaming and hotel facility currently operated by Sam’s Town.  There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana.  The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing us to operate 24 hours a day with uninterrupted access.

Our marketing strategy is designed to take advantage of our proximity to the large population base of the greater Dallas/Ft. Worth metropolitan area and other major markets, targeting the local day-trip market, and marketing our hotel services to expand our patron mix to include overnight visitors. We have also coordinated our restaurant and entertainment promotions to encourage overnight stays. By utilizing the data in our casino information systems, we are able to identify our premium patrons, encourage their participation in our casino player’s award program and design promotions and special events to this target market.

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

Overall Outlook

We have reported net losses since our opening in December of 2000 and had a net loss of $25.8 million, and an operating loss of $1.1 million, for the nine months ended September 30, 2004.  As a result, we have a deficiency in our partners’ capital accounts. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that it will be sufficient for the foreseeable future.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003. After consultation with an ad hoc committee of holders of the Shreveport Notes, we have begun a process which we hope will result in the sale or other disposition of the riverboat casino/hotel complex.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement with Eldorado and the Investors providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of HCS’s existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization.  On October 28, 2004, the Company filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement remains subject to further documentation, subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, LGCB approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by a holder of the Company’s notes, who had previously been a member of the ad hoc committee and who had later submitted an unsuccessful bid to acquire the Company, and by two of the Company’s construction contractors, who have been in litigation with the Company over amounts owing on the Company’s 1999 construction contract.  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004 naming HCS as a “debtor in possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  The order also provided for the appointment of an examiner by the U. S. Trustee for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The order also provided for the establishment of a Non-Bondholding Unsecured Creditors Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

The Company expects the sale and restructuring process, including the Chapter 11 cases, to have minimal impact on its day-to-day operations and that its significant cash on hand will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  The Company expects, however, that if the sale process is unduly prolonged or uncertain, it could have an adverse effect on employee morale and turnover and on the Company’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through the Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments, of approximately $12.3 million each, which were due on the Shreveport Notes. As previously reported by HCS, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

We are a partnership and accordingly are not subject to federal income taxes. Such taxes are the responsibility of our partners.  HCL and its subsidiaries are included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and were included in Hollywood Casino Corporation’s consolidated federal income tax return for periods prior to the acquisition. Prior to our acquisition by Penn National, benefit for income taxes was based on the amount of tax that would be provided if a separate federal income tax return were filed.  As a result of the uncertainties discussed in Notes 1 and 4 of the HCL and subsidiaries’ financial statements, no consolidated tax benefit was allocated to HCL and its subsidiaries based upon their contribution to consolidated federal taxable income.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires that the tax benefit of net operating loss carryforwards (“NOL’s”) and credit carryforwards, together with the tax benefit of deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management cannot assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Based on the historical losses incurred and the lack of sufficient historical operating activity upon which to estimate future taxable income, management provided valuation allowances to fully reserve the net deferred tax assets during the predecessor periods.

As a result of the acquisition of HCC and its subsidiaries by Penn National, a “change of control,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the amount of HCL’s loss carryforwards, which at the date of acquisition were $97 million, available for use in any one year by Penn National are approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HCL’s loss carryforwards.

The Internal Revenue Service recently completed an examination of HCC’s consolidated federal income tax returns for the years 1999 through 2001 in which HCL was included.  There were no proposed adjustments for HCL.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown since we opened.  We compete directly with four casinos, three of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track completed the construction of a new permanent facility that accommodates 1,400 slot machines which opened on April 30, 2004. Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has considered and may consider in the future proposals to authorize casino gaming. In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in

Oklahoma approximately 60 miles north of the Dallas/Fort Worth area. Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos and similar types of facilities.

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

•                                          The introduction of slot machines at Louisiana Downs, the opening of WinStar Casinos in southern Oklahoma in 2003, and the recent expansion of the slot machine facility at Louisiana Downs in 2004.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

As a result of the acquisition of HCC and its subsidiaries, including us, by Penn National, we adopted a new basis of accounting which included, among other items, adjusting the carrying value of certain assets, including property and equipment, and certain liabilities, including long-term debt.  We have also made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statement of operations to present it on a consistent basis with those of other Penn National properties.

	Three Months Ended
	September 30, 2003	September 30, 2004
	(In thousands )
Revenues:
Casino	$32,762	$30,633
Rooms	2,238	2,284
Food and beverage	5,652	5,197
Other	747	694
	41,399	38,808
Less: promotional allowances	(5,988)	(5,181)
Net revenue	35,411	33,627

Operating expenses:
Casino	18,155	17,245
Rooms	977	906
Food and beverage	5,112	4,949
Other	2,745	2,614
General and administrative	6,172	6,355
Depreciation and amortization	2,459	2,442
Total operating expenses	35,620	34,511
Loss from operations	$(209)	$(884)

Revenues

Gross revenues decreased $2.6 million, or 6.3%, to $38.8 million. Partially offsetting this decrease was a decrease in promotional allowances of $.8 million, or 13.5%. Table games revenue decreased less than 1%, and poker revenue increased $.4 million, or 38.2%. Table hold percentage increased .6%, while table drop decreased 4% in comparison to the third quarter of 2003.  The decrease in drop is primarily attributable to reductions in promotional expenditures.  Slot revenue decreased $2.5 million, or 10.7%.  The slot revenue decrease is attributed to an 11.4% decrease in slot coin-in resulting from increased competition in the Shreveport/Bossier market. Harrah’s Louisiana Downs increased its number of slot machines from 900 to 1,400 in May 2004.

Room revenue increased slightly as a result of an increase in the ADR from $63 in the 2003 third quarter period to $70 in the 2004 period.  These increases have been partially offset by a decrease in the hotel occupancy rate from 95% in 2003 to 88% in 2004. Hotel occupancy rates have been impacted by marketing program changes as players are rewarded with additional play credits or cash instead of hotel rooms and a focus on the local market rather than the Dallas-Ft. Worth market.  Food and beverage revenue decreased $.5 million, or 8.1%, primarily due to the decrease in marketing promotions.

Promotional allowances decreased $.8 million, or 13.5%, to $5.2 million. The decrease in promotional allowances is due to changes in marketing strategy and a significant reduction in the use of food coupons and hotel offers.

Operating Expenses

Casino expenses decreased $.9 million, or 5%, to $17.2 million due to planned decreases in marketing expenses. The marketing expense decrease is attributed to reductions in cash and coin redemptions. We made such changes in our marketing programs to reduce marketing expenses in areas where we believed the incremental revenues were marginal.

Rooms expenses decreased by 7.3% reflecting the occupancy reduction.  Food and beverage expenses decreased $.2 million, or 3.2%, due to an 8.1% decrease in food and beverage sales partially offset by the upgrading of our buffet product.  Other expenses decreased $.1 million, or 4.8%, due to decreases in entertainment expenses related to themed shows.

General and administrative expenses increased $.2 million, or 3%, primarily due to insurance expense adjustments and legal fees incurred in connection with litigation involving the construction of the resort.

Interest Expense

Interest expense amounted to $6.2 million in the third quarter of 2004 and $6.5 million in the third quarter of 2003. The decrease is primarily due to the write-off of unamortized deferred finance fees in 2003.

Other Non-operating Expense

Other non-operating expenses increased $.3 million, or 36.5%, to $1.1 million primarily due to costs incurred in connection with the debt restructuring and proposed sale of the company.  During the third quarter of 2004, HCS recorded an additional charge of $3.2 million as a result of an Interlocutory Order issued by the arbitration panel in connection with litigation arising from the original construction of the Hollywood Casino Shreveport resort.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

As a result of the acquisition of HCC and its subsidiaries, including us, by Penn National, we have made certain accounting reclassifications to the accompanying condensed consolidated Successor Basis statements of operations to present it on a consistent basis with those of other Penn National properties. Accordingly, comparisons with the Predecessor Basis statement of operations are not meaningful.

	(Predecessor Basis)	(Successor Basis)
	January 1, 2003 – February 28, 2003	March 1, 2003 – September 30, 2003	Nine Months Ended September 30, 2004
		(In thousands)
Revenues:
Casino	$22,730	$75,426	$96,603
Rooms	1,353	5,229	6,499
Food and beverage	3,784	12,266	16,654
Other	376	1,443	1,842
	28,243	94,364	121,598
Less: promotional allowances	(5,262)	(12,483)	(16,917)
Net revenue	22,981	81,881	104,681

Operating expenses:
Casino	16,700	40,545	53,949
Rooms	344	2,253	2,725
Food and beverage	983	10,653	15,390
Other	516	5,829	7,831
General and administrative	1,447	14,668	18,554
Depreciation and amortization	2,715	5,649	7,283
Total operating expenses	22,705	79,597	105,732
Income (loss) from operations	$276	$2,284	$(1,051)

Revenues

The Shreveport market continues to be impacted by the additional competition that resulted from the opening of Louisiana Downs slots in May 2003, the opening of the WinStar Casinos in July 2003, the expansion of Louisiana Downs slots in May 2004 and the weak economic conditions of the market area.  In order to maintain our total revenue levels, we have made changes in our marketing program to increase our players’ club enrollment, increase trip frequency and promote more frequent play.  Our hotel occupancy has been impacted by the marketing program changes as players are rewarded with additional play credits or cash instead of hotel rooms and a focus on the local market rather than the Dallas-Ft. Worth market.  Food and beverage revenues have increased over prior periods as changes have been made to the buffet in terms of food item selection and food quality.  Over the past year we have also replaced some of our slot machines with new participation games in order to enhance our slot product.

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

Interest Expense

Interest expense decreased primarily due to the write-off of unamortized deferred finance fees in 2003.

Other Non-operating Expenses

Other non-operating expenses in the first nine months of 2004 include reorganization costs of approximately $3.1 million incurred in connection with the debt restructuring negotiations and proposed sale of the company.  During the nine months ended September 30, 2004, HCS recorded an additional charge of $3.2 million as a result of an Interlocutory Order issued by the arbitration panel in connection with litigation arising from the original construction of the Hollywood Casino Shreveport resort.

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

Net cash provided by operating activities was $8.7 million for the nine months ended September 30, 2004. This consisted of a net loss of $25.8 million, non-cash reconciling items of $7.5 million and net increases in current liability accounts along with a net increase in current asset accounts of $27 million.  Had we made the interest payments on the Shreveport Notes in February and August 2004 totaling approximately $24.6 million, operating activities would have had a negative cash flow of $15.9 million for the nine months ended September 30, 2004.

Cash flows used in investing activities totaled $1.4 million for the period. This amount was spent on maintenance capital expenditures at the property.

Cash flows used in financing activities were $1 million for the period.  Financing activities were primarily distributions to partners.

Capital Expenditures

During the nine months ended September 30, 2004 we spent approximately $1.4 million on maintenance capital expenditures at the property.  We are planning to spend approximately $.3 million on maintenance capital expenditures during the remainder of 2004.  We are in the process of developing plans for a substantial capital improvements program to include the purchase of new slot machines and the reconfiguration of the casino floor.  The ultimate plans, and the implementation of such plans, remain subject to the approval of the Bankruptcy Court, among others.

$150 Million 13% First Mortgage Notes

In August 1999, HCS and Shreveport Capital issued $150 million of the First Mortgage Notes. Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the casino. The amount of contingent interest is equal to 5% of the consolidated cash flow of the Hollywood Casino Shreveport facility for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters. Contingent interest amounted to $.3 million for the nine months ended September 30, 2004.  Accrued contingent interest amounted to $2.1 million at September 30, 2004. Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino.

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

The indenture governing the First Mortgage Notes contains various provisions limiting our ability to borrow money, pay distributions on our equity interests or prepay debt, make investments, create liens, sell assets or enter into mergers or consolidations. In addition, the indenture restricts the ability of the Guarantors and Shreveport Capital to acquire additional assets, become liable for additional obligations or engage in any other significant business activities.

$39 Million 13% Senior Secured Notes

In June 2001, HCS and Shreveport Capital issued $39 million of the Senior Secured Notes. The Senior Secured Notes were issued at an initial premium of $1.2 million to yield interest at an effective rate of 12.21% per annum. Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1. In addition, contingent interest accrues and is payable on each interest payment date. The amount of contingent interest is equal to 1.3% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters. Contingent interest amounted to $.1 for the nine months ended September 30, 2004. Accrued contingent interest amounted to $.5 million at September 30, 2004.  Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met. Consequently, no contingent interest has been paid since the opening of the casino. Proceeds from the Senior Secured Notes were used, in part, to retire our then outstanding capital lease obligation with the remainder available for working capital purposes.

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

On March 14, 2003, we were notified by an ad hoc committee of holders of the Shreveport Notes that we had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures. Neither the Hollywood Casino Shreveport general partnership nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days; accordingly, the ad hoc committee notified us in May 2003 that an event of default had occurred under the indentures.  In addition, we did not make the August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  During the intervening period, we entered into negotiations with an ad hoc committee of holders of the Shreveport Notes regarding the possible restructuring of the outstanding indebtedness. In November 2003, we retained Libra Securities, LLC as our exclusive financial advisor in connection with a possible sale or debt restructuring transaction.

Bankruptcy Filings

On September 10, 2004, certain creditors of ours filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by a holder of our notes, who had previously been a member of the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract.  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004 naming us as a “debtor in possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  The order also provided for the appointment of an examiner by the U. S. Trustee for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The order also provided for the establishment of a Non-Bondholding Unsecured Creditors Committee.

City of Shreveport Ground Lease

We entered into a ground lease with the City of Shreveport for the land on which the casino was built. The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years. Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period. The base rental amount increased to $.5 million per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $.4 million. The annual base rental payment will be $.5 million for the second five-year renewal term, $.5 million for the third five-year renewal term, $.6 million for the fourth five-year renewal term and $.7 million for the fifth five-year renewal term with no further increases in the base rent for any succeeding five-year renewal terms.

The base rental portion of the ground lease is being amortized on a straight-line basis.  In addition to the base rent, we pay a monthly percentage rent equal to the greater of (1) $.5 million per year or (2) the sum of 1% of our adjusted gross revenues and the amount by which 50% of the net income from our parking facilities exceeds a specified parking income credit.  Ground lease rentals amounted to approximately $1.4 million for the nine months ended September 30, 2004, including percentage rentals amounting to $1 million.  In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively.

Commitments under Operating Leases

Commitments under noncancelable operating leases, exclusive of the ground lease previously discussed, amount to $.2 million during the remainder of 2004. Such commitments decrease steadily from $.6 million in 2005 to $.1 million in 2008 and total approximately $2.4 million over the remainder of the lease terms.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Information in response to this Item is incorporated by reference to the information set forth in Notes 4 and 7 to each of the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

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

The August 1, 2003, February 1, 2004 and August 1, 2004 interest payments of approximately $12.3 million each which were due on the Shreveport Notes were not made.  Total unpaid interest on the Shreveport Notes, including accrued contingent interest, as of the filing date of this report is approximately $46.6 million.

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors had authorized the initiation of a process that it hopes will result in the sale or other disposition of the riverboat casino/hotel complex. The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process. The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes. Although no formal agreement has been reached with the ad hoc committee regarding the sale process, the independent committee has consulted, and anticipates that it will consult, with the ad hoc committee throughout the process.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement with Eldorado and the Investors providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of HCS’s existing secured notes are to receive (1) $140 million of new first mortgage notes, (2) interest in a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization.  On October 28, 2004, the Company filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement remains subject to further documentation, subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, LGCB approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by a holder of the Company’s notes, who had previously been a member of the ad hoc committee and who had later submitted an unsuccessful bid to acquire the Company, and by two of the Company’s construction contractors, who have been in litigation with the Company over amounts owing on the Company’s 1999 construction contract.  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004 naming HCS as a “debtor in possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  The order also provided for the appointment of an examiner by the U. S. Trustee for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Court whether additional bid processes should be undertaken.  The order also provided for the establishment of a Non-Bondholding Unsecured Creditors Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

The Company expects the sale and restructuring process to have minimal impact on its day-to-day operations and that its significant cash on hand will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  The Company expects, however, that if the sale process is unduly prolonged or uncertain, it could have an adverse effect on employee morale and turnover and on the Company’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex or that, if it does, the sale proceeds will be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through the Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.

ITEM 5.                                                     OTHER INFORMATION

Recent Developments

Officers and Directors

Effective July 15, 2004, Kevin G. DeSanctis resigned as Chairman of the Board and Chief Executive Officer of HCS I, Inc., the managing general partner of Hollywood Casino Shreveport, HCS II, Inc., a general partner of Hollywood Casino Shreveport, HWCC-Louisiana, Inc., the parent company of both HCS I, Inc. and HCS II, Inc., and Shreveport Capital Corporation.  In addition, effective July 15, 2004, Robert S. Ippolito resigned as Vice President, Secretary and Director of HCS I, Inc, HCS II, Inc., HWCC-Louisiana, Inc. and Shreveport Capital Corporation (together, the “Shreveport Entities”) and Jordan B. Savitch resigned as Vice President and General Counsel of HCS I, Inc. and HWCC-Louisiana, Inc.

John C. Hull resigned as the Chief Financial Officer of each of the Shreveport Entities on July 15, 2004 but continued as the President, Treasurer and Assistant Secretary of such entities.  In addition, Mr. Hull replaced Kevin DeSanctis as Chairman of the Board and Chief Executive Officer of the Shreveport Entities.  Finally, Tonya Tarrant, in addition to her position as Vice President and Assistant Treasurer of each of the Shreveport Entities, was named the Chief Financial Officer and Secretary of such entities on July 15, 2004.

Commitments and Contingencies

In the set of matters in which HCS is seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino, subsequent to the initial arbitration hearing conducted during June 2004, on July 27, 2004 the arbitration panel issued an Interlocutory Order on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award. The general contractor claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.2 million liability during the third quarter of 2004 with respect to the Interlocutory Order issued by the arbitration panel.  HCS intends to vigorously contest the general contractor’s claims and to seek to modify the Interlocutory Order.  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed until June 2005.

ITEM 6.                                                     EXHIBITS

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

HOLLYWOOD CASINO SHREVEPORT
By: HCS I, Inc., its Managing Partner

Date: November 12, 2004	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer

SHREVEPORT CAPITAL CORPORATION

Date: November 12, 2004	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer

HWCC-LOUISIANA, INC.

Date: November 12, 2004	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer