Form 10-Q
period 2005-03-31
HOLLYWOOD CASINO SHREVEPORT; SHREVEPORT CAPITAL CORP; HWCC LOUISIANA INC
filed 2005-05-13
CIK 1096352, 1096353, 1096354

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether each of the Registrants is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Class	Outstanding at May 12, 2005

Hollywood Casino Shreveport Shreveport Capital Corporation	None Common Stock, $1.00 par value	None 1,000 Shares

HOLLYWOOD CASINO SHREVEPORT

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION - HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS

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

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ DEFICIENCY (In thousands) (Unaudited)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

HWCC-LOUISIANA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 6.	EXHIBITS

SIGNATURES

i

Introductory Notes:

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. These statements are included throughout the document and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

•      our expectations of future results of operations or financial condition;

•      our expectations concerning the bankruptcy proceedings and the potential sale or disposition of the property;

•      the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures;

•      the outcome and financial impact of the litigation in which we are involved;

•      the effect of legislative, regulatory, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such decisions; and

•      our expectations regarding the availability of capital resources.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•      the outcome and financial impact of the Chapter 11 bankruptcy proceedings resulting from events of default under our indentures governing the 13% senior secured notes due 2006 and 13% first mortgage notes due 2006;

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

PART I: FINANCIAL INFORMATION - HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

ITEM 1.                  FINANCIAL STATEMENTS

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

(Debtors-in-Possession)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,472	$29,874
Accounts receivable, net of allowances of $802 and $878, respectively	2,234	2,419
Inventories	1,512	1,579
Prepaid expenses and other current assets	2,320	3,258
Total current assets	32,538	37,130

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,088	75,121
Riverboat	15,392	15,392
Furniture and equipment	19,839	19,959
Construction in progress	—	4

	120,319	120,476
Less-accumulated depreciation	(17,755)	(20,081)
	102,564	100,395

Other assets	342	342
	$135,444	$137,867

Liabilities and Partners’ Deficiency
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$1,967	$2,361
Accrued liabilities
Salaries and wages	1,637	2,283
Gaming and other taxes	1,555	2,481
Insurance	1,635	2,391
Other	2,992	3,154
Due to affiliates	60	7
Other current liabilities	1,276	1,156
Total current liabilities	11,122	13,833

Liabilities subject to compromise (Note 4)	176,866	177,810

Other noncurrent liabilities	509	530

Commitments and contingencies

Partners’ deficiency	(53,053)	(54,306)
	$135,444	$137,867

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES

(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Casino	$34,304	$30,103
Rooms	2,052	2,161
Foods and beverage	5,953	5,186
Other	611	667

	42,920	38,117
Less promotional allowances	(6,019)	(5,230)
Net revenue	36,901	32,887

Operating expenses:
Casino	18,773	16,307
Rooms	926	858
Food and beverage	5,408	4,303
Other	2,313	2,267
General and administrative	6,002	5,728
Depreciation and amortization	2,426	2,326

Total operating expenses	35,848	31,789

Income from operations	1,053	1,098

Non-operating income (expenses):
Interest income	29	34
Interest expense (contractual interest of $6,280 in 2005)	(6,283)	—
Reorganization costs, net of interest income of $58 in 2005	(997)	(2,068)
Total non-operating expenses, net	(7,251)	(2,034)

Net loss	$(6,198)	$(936)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ DEFICIENCY
(In thousands)
(Unaudited)

	HCS I, Inc	HCS II, Inc.	Totals

Balances, January 1, 2005	$(52,522)	$(531)	$(53,053)
Partnership distributions	(314)	(3)	(317)
Net loss for the period	(927)	(9)	(936)

Balances, March 31, 2005	$(53,763)	$(543)	$(54,306)

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
OPERATING ACTIVITIES:
Net loss	$(6,198)	$(936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of premium in 2004	2,379	2,326
Provision for doubtful accounts	139	76
Increase in accounts receivable	(361)	(261)
Increase in accounts payable and accrued liabilities	7,732	2,788
Net change in affiliate balances	1,239	670
Net change in other current assets and liabilities	(1,097)	(1,125)
Net change in other noncurrent assets and liabilities	28	21

Net cash provided by operating activities	3,861	3,559

INVESTING ACTIVITIES:
Purchases of property and equipment	(268)	(157)

FINANCING ACTIVITIES:
Repayment of long-term debt	(11)	—
Partnership distributions	(349)	—

Net cash used in financing activities	(360)	—

Net increase in cash and cash equivalents	3,233	3,402

Cash and cash equivalents at beginning of period	24,810	26,472

Cash and cash equivalents at end of period	$28,043	$29,874

See accompanying notes to consolidated financial statements.

HOLLYWOOD CASINO SHREVEPORT AND SUBSIDIARIES
(Debtors-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Business and Basis of Presentation

The Hollywood Casino Shreveport resort consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino that opened on December 20, 2000.  The casino contains approximately 59,000 square feet of space with approximately 1,300 slot machines, 61 table games and 15 poker tables.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at other properties owned by its parent, Hollywood Casino Corporation (“HCC”).

The Hollywood Casino Shreveport resort is owned by the Hollywood Casino Shreveport general partnership (“HCS”) which, through HCS I, Inc. and HCS II, Inc., is in turn owned by HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation.  HCL is wholly-owned by HCC.  HCS I, Inc. has an effective 99% interest in HCS and is its managing general partner, and HCS II, Inc. has an effective 1% interest in HCS.  Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, has a residual interest in HCS.  HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC, provides certain management services to Hollywood Casino Shreveport under a management agreement.

The consolidated financial statements are unaudited and include the accounts of HCS and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of HCS as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2005.  The results of operations experienced for the three months ended March 31, 2005 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2005.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying notes should therefore be read in conjunction with HCS’s December 31, 2004 annual consolidated financial statements filed on Form 10-K.

Acquisition of Hollywood Casino Shreveport

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of HCC and its subsidiaries, including HCS.  Penn National “pushed down” its basis in HCS in accordance with Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances.  The accompanying consolidated financial statements include management’s assessment of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  SFAS No. 141 requires that assets and liabilities of the acquired entity be reflected at their fair values.

The purchase price adjustments reflected on the accompanying consolidated financial statements include revaluing on the acquisition date HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National.  Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38.8 million.  Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of certain former partners) were adjusted by $37.2 million to a zero basis as of the acquisition date.  No goodwill was recorded in connection with the acquisition.

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes” and, together with the First Mortgage Notes, the “Shreveport Notes”) to reduce their carrying amounts to management’s estimate of their fair value.  Management’s estimate was based on the fair values of the assets and liabilities assumed. In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC.  Such management fee is subordinated in payment to the Shreveport Notes.

Sale of Property and Bankruptcy Filings

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments on the Shreveport Notes aggregating approximately $49.2 million.

In addition, HCS has experienced net losses since inception and operating losses in five out of the last seven quarters and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex.  The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers. The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process.  The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of the Shreveport Notes are to receive (1) $140 million of new first mortgage notes, (2) 100% of the common stock of a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for the existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, Louisiana Gaming Control Board (“LGCB”) approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond Capital Management, LLC (“Black Diamond”), a holder of HCS’s notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire HCS, and by two construction contractors who have been in litigation with HCS over amounts owing on HCS’s 1999 construction contract (see Note 7).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and HCS became a “debtor-in-possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004 the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Bankruptcy Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital Corporation, a wholly-owned subsidiary of HCS, commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that (1) the pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion; (2) the scope of the solicitations for bids was sufficient and adequate; (3) bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated; (4) the decision to select the bid submitted by Eldorado to pursue closure was appropriate; (5) as of August 27, 2004, the Eldorado bid offered the highest economic return to creditors; (6) although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction; (7) the attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Bankruptcy Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer; and (8) a new formal auction process is not in the best interest of HCS and its creditors.

HCS subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of HCS’s hotel and casino by Eldorado under the Agreement announced last year.  The Bondholders Committee in the Chapter 11 cases has joined HCS as a proponent of the Plan.  Black Diamond and KOAR International have continued to express an interest in jointly acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  Management opposed that request and, on April 15, 2005, the Bankruptcy Court denied Black Diamond’s motion to terminate HCS’s period of exclusivity for filing a reorganization plan and granted HCS an extension of exclusivity through June 30, 2005.  In its ruling, the Bankruptcy Court found that (1) the actions of HCS and the Bondholders Committee and its members have been proper and not in bad faith and (2) management of HCS, by negotiating with the Bondholders Committee, has acted in accordance with their responsibilities under the Bankruptcy Code.  Furthermore, the Bankruptcy Court concluded that delays resulting from the termination of exclusivity would be harmful to the estates and that delays in the reorganization process to date have been caused by Black Diamond.  HCS and the Bondholders Committee are reviewing the equitable remedies they might seek against Black Diamond as a result of its conduct in the reorganization process.

The Bankruptcy Court approved HCS’s Disclosure Statement on April 21, 2005.  The record date for holders of claims to vote on the Plan was established as April 13, 2005 and the deadline for voting on the Plan was set as May 27, 2005.  The confirmation hearing for the Plan has been scheduled for June 13, 2005.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on its day-to-day operations, management believes that HCS’s significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on HCS’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full.  Management currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As previously noted, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

As a result of the Chapter 11 cases, the accompanying consolidated financial statements of HCS and its subsidiaries have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.  Under Chapter 11, actions to collect certain claims against HCS in existence prior to the filing of the petitions for relief are stayed while HCS continues business operations as debtor-in-possession.  These claims are reflected in the accompanying consolidated balance sheets as “liabilities subject to compromise”.   Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  HCS received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages and customer obligations.  HCS has determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and has discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Contractual interest on these obligations is disclosed on the accompanying consolidated statement of operations for the three months ended March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123(R), Share-Based Payments – an Amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  HCS accounts for stock options granted by its parent company to its employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic-value method, because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123(R) is effective for the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005.  It is not currently anticipated that additional stock options will be issued to HCS’s employees; accordingly, the adoption of SFAS No. 123(R) is not expected to have a material impact on HCS’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring after June 15, 2005 and its adoption is not expected to have a significant impact on HCS’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005 and its adoption is not expected to have a significant impact on HCS’s results of operations or financial condition.

(2)           Certain Risks and Uncertainties

The operations of HCS are dependent on the continued licensing of HCS by the LGCB.  On September 14, 2004, the LGCB conditionally renewed the Louisiana riverboat gaming license of HCS, subject to (1) the full execution by HCS and Eldorado of a definitive agreement governing Eldorado’s proposed acquisition of HCS not later than October 19, 2004 (see Note 1), (2) the submission by HCS to the LGCB of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004 and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of the Louisiana gaming license for HCS were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter.  The loss of a license in the jurisdiction in which HCS operates could have a material adverse effect on future results of operations.

HCS is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues.  If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, HCS’s results of operations could be adversely affected.

HCS is also dependent upon stable gaming and admission taxes in the local jurisdictions in which it operates and in the State of Louisiana.  Any change in such taxes could have a material adverse effect on future results of operations.

(3)           Long-term Debt

HCS and Shreveport Capital are co-issuers of the Shreveport Notes.  HCS is a general partnership that owns the casino operations.  Shreveport Capital was formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HCL), and are secured by substantially all of the assets of the casino, and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HCL.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into HCC.  HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures.  Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures.  In addition, HCS did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As a result of the Chapter 11 filings previously discussed in Note 1, the accrual of interest on the Shreveport Notes for periods subsequent to the close of business on September 10, 2004 has been suspended.  During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness. In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.  As a result of the Chapter 11 filings previously discussed in Note 1, the Shreveport Notes are included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005 (see Note 4).

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date.  The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS.  Contingent interest may not be paid to the extent that payment will result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid by HCS since its opening.  Contingent interest for the three months ended March 31, 2004 amounted to $156,000 with respect to the First Mortgage Notes and $41,000 with respect to the Senior Secured Notes.  No contingent interest has been accrued since the close of business on September 10, 2004 as a result of the Chapter 11 filings.  On a contractual basis, contingent interest for the three months ended March 31, 2005 would have been $160,000 with respect to the First Mortgage Notes and $42,000 with respect to the Senior Secured Notes.

Accrued contingent interest of $2.1 million with respect to the First Mortgage Notes and $.5 million with respect to the Senior Secured Notes is included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005 (see Note 4).

(4)           Liabilities Subject to Compromise

Liabilities subject to compromise under the Chapter 11 filings consists of the following:

	December 31, 2004	March 31, 2005
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $518	39,518	39,518
Valuation allowance on the Shreveport Notes	(70,348)	(70,348)
Accrued interest	42,179	42,179
Accounts payable and accrued liabilities	3	3
Due to affiliates, net of valuation allowances of $6,420	7,389	8,428
Construction retainage	6,731	6,731
Litigation reserves (Note 7)	1,388	1,293
Other	6	6
	$176,866	$177,810

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

Payments made under the terms of the ground lease are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Ground lease:
Base rent	$143	$143
Percentage rent	350	317
	$493	$460

Payment in lieu of admissions fees and school taxes	$1,360	$1,193

Expenses under operating leases (exclusive of the ground lease) for the three months ended March 31, 2004 and 2005 amounted to $289,000 and $238,000, respectively.  Future minimum lease payments as of March 31, 2005 under operating lease obligations (other than the ground lease) having an initial non-cancelable term in excess of one year (subject to possible rejection under the Chapter 11 proceedings) are as follows (in thousands):

2005 (nine months)	$404
2006	292
2007	153
2008	140
2009	140
Thereafter	827
$1,956

(6)           Transactions with Affiliates

HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC, provides certain management services to the Shreveport casino under the terms of a management agreement.  HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $.7 million and $.6 million for the three months ended March 31, 2004 and 2005, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.  Management fees payable at December 31, 2004 and March 31, 2005, net of a valuation allowance of $6.4 million, amounted to $4.7 million and $5.3 million, respectively, and are included in liabilities subject to compromise (see Note 4) on the accompanying consolidated balance sheets.  Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.  Consequently, no management fees have been paid since the opening of the facility.  HCS is currently negotiating a new management agreement with HWCC-Shreveport, Inc. which would provide for the payment of a royalty fee for HCS’s use of the “Hollywood Casino” name and related trademarks and trade dress and a fee for certain administrative services effective as of October 30, 2004.  In the event a new agreement is successfully negotiated, it would remain subject to the approval of the Bankruptcy Court.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS.  The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for HCS to pay a monthly fee of $30,000.  HCS expensed $90,000 for each of the three months ended March 31, 2004 and 2005 under the agreement.  Unpaid charges of $.6 million and $.7 million are included in liabilities subject to compromise (see Note 4) on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005, respectively.  Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.  As part of its Chapter 11 case, HCS intends to raise the issue that these payments to Paddlewheels may more properly be characterized as equity payments.

For so long as it remains a joint venture partner in HCS, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS.  Allocations to Paddlewheels of such amounts are reflected as partnership distributions to HCS I, Inc. and HCS II, Inc.  Such allocations amounted to $.3 million for each of the three months ended March 31, 2004 and 2005.  Unpaid distributions of $2.1 million and $2.4 million are included in liabilities subject to compromise (see Note 4) on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005, respectively.   Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

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

The following proceedings could result in costs, settlements or damages that materially impact HCS’s consolidated financial condition or operating results.  In each instance, HCS believes that it has meritorious defenses and/or counter-claims.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening.   HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred.  HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage.  On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS No. 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS recorded a liability in the amount of approximately $3.6 million in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and on the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004, the arbitration panel issued an Interim Award on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.1 million liability during the third quarter of 2004 with respect to the Interim Award issued by the arbitration panel.  The resulting $6.7 million liability is included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005 (see Note 4).  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed indefinitely.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself.  In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit.  A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  During the session of the Louisiana

Legislature which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’s monthly net gaming proceeds, but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it would conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested all of the allegations in the suit as well as the claims set forth in the audit request.  In May 2005, HCS and the Bossier Parish Police Jury concluded a settlement agreement which remains subject to approval by the Bankruptcy Court.  Under the terms of the settlement agreement, HCS will begin paying a percentage of its Net Gaming Proceeds, as defined, in the amount of .3% effective January 1, 1996, increasing to .4% during 1997 and .5% thereafter.  Such payments to the Bossier Parish Police Jury will be in addition to HCS’s current payments under its ground lease (see Note 5) and will be in lieu of both admission fees and any sales or use tax for complimentary goods or services.  The Bossier Parish Police Jury will terminate its state court action and its sales and use tax audit.

A number of individual employees have brought similar gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS has vigorously contesting all the allegations.   In May 2005, the parties concluded a settlement agreement which remains subject to approval by the Bankruptcy Court.  The proposed settlement amount is not material to the financial condition or results of operations of HCS.

As more fully discussed in Note 1, on September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HCL and Shreveport Capital commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which HCS is a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.

(8)           Supplemental Cash Flow Information

HCS paid no interest or income taxes during either of the three months ending March 31, 2004 or 2005.  Operating cash receipts and disbursements resulting from the reorganization of HCS during the three months ended March 31, 2005 consisted of interest received on cash accumulated because of the Chapter 11 proceeding amounting to $58,000 and professional fees paid for services rendered amounting to $1.7 million.  There were no cash flows from investing or financing activities during the three months ended March 31, 2005 resulting from the reorganization.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,644	$30,052
Accounts receivable, net of allowances of $802 and $878, respectively	2,234	2,419
Inventories	1,512	1,579
Prepaid expenses and other current assets	2,383	3,331
Total current assets	32,773	37,381

Property and equipment:
Land improvements	10,000	10,000
Building and improvements	75,088	75,121
Riverboat	15,392	15,392
Furniture and equipment	19,839	19,959
Construction in progress	—	4
	120,319	120,476
Less-accumulated depreciation	(17,755)	(20,081)
	102,564	100,395
Other assets:
Note receivable – affiliate	1,000	1,000
Other	342	342
	$136,679	$139,118

Liabilities and Shareholders’ Deficiency
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$1,967	$2,361
Accrued liabilities
Salaries and wages	1,637	2,283
Gaming and other taxes	1,555	2,481
Insurance	1,635	2,391
Other	2,992	3,154
Due to affiliates	55	25
Other current liabilities	1,276	1,156
Total current liabilities	11,117	13,851

Liabilities subject to compromise (Note 4)	176,866	177,810

Other noncurrent liabilities	509	530

Commitments and contingencies

Shareholders’ deficiency:
Common stock, $1 par value per share, 1,000,000 shares authorized, 1,010 shares issued and outstanding	1	1
Additional paid-in capital	1,201	1,201
Accumulated deficit	(53,015)	(54,275)
Total shareholders’ deficiency	(51,813)	(53,073)
	$136,679	$139,118

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES

(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Casino	$34,304	$30,103
Rooms	2,052	2,161
Foods and beverage	5,953	5,186
Other	611	667

	42,920	38,117
Less promotional allowances	(6,019)	(5,230)

Net revenues	36,901	32,887

Operating expenses:
Casino	18,773	16,307
Rooms	926	858
Foods and beverage	5,408	4,303
Other	2,313	2,267
General and administrative	6,002	5,746
Depreciation and amortization	2,426	2,326

Total operating expenses	35,848	31,807

Income from operations	1,053	1,080

Non-operating income (expenses):
Interest income	40	45
Interest expense (contractual interest of $6,280 in 2005)	(6,283)	—
Reorganization costs, net of interest income of $58 in 2005	(997)	(2,068)

Total non-operating expenses, net	(7,240)	(2,023)

Loss before minority interest	(6,187)	(943)
Minority interest in Hollywood Casino Shreveport	(349)	(317)

Net loss	$(6,536)	$(1,260)

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
OPERATING ACTIVITIES:
Net loss	$(6,536)	$(1,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of premium in 2004	2,379	2,326
Minority interest in Hollywood Casino Shreveport	349	317
Provision for doubtful accounts	125	76
Increase in accounts receivable	(361)	(261)
Increase in accounts payable and accrued liabilities	7,732	2,788
Net change in due to affiliates	1,239	694
Net change in other current assets and liabilities	(1,097)	(1,136)
Net change in other noncurrent assets and liabilities	28	21

Net cash provided by operating activities	3,858	3,565

INVESTING ACTIVITIES:
Purchases of property and equipment	(268)	(157)

FINANCING ACTIVITIES:
Repayment of long-term debt	(11)	—
Limited Partnership distributions	(349)	—

Net cash used in financing activities	(360)	—

Net increase in cash and cash equivalents	3,230	3,408

Cash and cash equivalents at beginning of period	25,017	26,644

Cash and cash equivalents at end of period	$28,247	$30,052

See accompanying notes to consolidated financial statements.

HWCC-LOUISIANA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)           Business and Basis of Presentation

HWCC-Louisiana, Inc. (“HCL”), a Louisiana corporation, is a wholly-owned subsidiary of Hollywood Casino Corporation (“HCC”), and the parent corporation of HCS I, Inc. and HCS II, Inc. which are the general partners of Hollywood Casino Shreveport (“HCS”).

HCS owns the Hollywood Casino Shreveport resort, which consists of a 403-room, all-suite, art deco-style hotel, and a three-level riverboat dockside casino that opened on December 20, 2000.  The casino contains approximately 59,000 square feet of space with approximately 1,300 slot machines, 61 table games and 15 poker tables.

The centerpiece of the resort is a 170,000 square foot land-based pavilion housing numerous restaurants and entertainment amenities.  An 85-foot wide seamless entrance connects the casino to the land-based pavilion on all three levels resulting in the feel of a land-based casino. Amenities include the Fairbanks® gourmet steakhouse, the Hollywood Epic Buffet®, the Hollywood Diner, the Hollywood Director’s Club and the Hollywood Celebrity Lounge, a spa and the Hollywood Casino Studio Store®, which features themed and logo merchandise.  Hollywood Casino Shreveport also features the unique Hollywood theme throughout its gaming, dining and entertainment facilities that has been successfully applied at other properties owned by HCC.

The consolidated financial statements are unaudited and include the accounts of HCL and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary to present fairly the financial position of HCL as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2005.  The results of operations experienced for the three months ended March 31, 2005 are not necessarily indicative of the results to be experienced for the fiscal year ending December 31, 2005.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  The accompanying notes should therefore be read in conjunction with HCL’s December 31, 2004 annual consolidated financial statements filed on Form 10-K.

Acquisition of HWCC-Louisiana, Inc.

Effective with the close of business on February 28, 2003, Penn National Gaming, Inc. (“Penn National”) completed the acquisition of HCC and its subsidiaries, including HCL. Penn National “pushed down” its basis in HCL in accordance with Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances.  The accompanying consolidated financial statements include management’s best estimate of the purchase price adjustments required in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  SFAS No. 141 requires that assets and liabilities of the acquired entity be reflected at their fair values.

The purchase price adjustments reflected on the accompanying consolidated financial statements include revaluing HCS’s property and equipment to their estimated fair values based on an independent appraisal obtained by Penn National.  Such appraisal resulted in a reduction of the recorded net book value of property and equipment as of the date of the acquisition in the amount of $38.8 million.  Deficiencies in HCS’s partners’ capital accounts (including the carryover deficiency of certain former partners) were adjusted by $37.2 million to a zero basis as of the acquisition date.  No goodwill was recorded in connection with the acquisition.

A valuation allowance in the amount of $70.3 million was established with respect to the $150 million 13% First Mortgage Notes with contingent interest due 2006 (the “First Mortgage Notes”) and the $39 million 13% Senior Secured Notes with contingent interest due 2006 (the “Senior Secured Notes” and together with the First Mortgage Notes, the “Shreveport Notes”) to reduce their carrying amounts to management’s estimate of their fair value.  Management’s estimate was based on the fair values of the assets and liabilities assumed.  In addition, a valuation allowance in the amount of $6.4 million was established at the acquisition date to fully reserve the management fee payable to a subsidiary of HCC.  Such management fee is subordinated in payment to the Shreveport Notes.

Sale of Property and Bankruptcy Filings

As described in Note 3, HCS failed to make a required repurchase offer for the Shreveport Notes and has failed to make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments on the Shreveport Notes aggregating approximately $49.2 million.

In addition, HCS has experienced net losses since inception and operating losses in five out of the last seven quarters and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex.  The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process.  The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of the Shreveport Notes are to receive (1) $140 million of new first mortgage notes, (2) 100% of the common stock of a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for the existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, Louisiana Gaming Control Board (“LGCB”) approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond Capital Management, LLC (“Black Diamond”), a holder of HCS’s notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire HCS, and by two construction contractors who have been in litigation with HCS over amounts owing on HCS’s 1999 construction contract (see Note 7).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and HCS became a “debtor-in-possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004 the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Bankruptcy Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital Corporation, a wholly-owned subsidiary of HCS, commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that (1) the pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion; (2) the scope of the solicitations for bids was sufficient and adequate; (3) bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated; (4) the decision to select the bid submitted by Eldorado to pursue closure was appropriate; (5) as of August 27, 2004, the Eldorado bid offered the highest economic return to creditors; (6) although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction; (7) the attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Bankruptcy Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer; and (8) a new formal auction process is not in the best interest of HCS and its creditors.

HCS subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of HCS’s hotel and casino by Eldorado under the Agreement announced last year.  The Bondholders Committee in the Chapter 11 cases has joined HCS as a proponent of the Plan.  Black Diamond and KOAR International have continued to express an interest in jointly acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  Management opposed that request and, on April 15, 2005, the Bankruptcy Court denied Black Diamond’s motion to terminate HCS’s period of exclusivity for filing a reorganization plan and granted HCS an extension of exclusivity through June 30, 2005.  In its ruling, the Bankruptcy Court found that (1) the actions of HCS and the Bondholders Committee and its members have been proper and not in bad faith and (2) management of HCS, by negotiating with the Bondholders Committee, has acted in accordance with their responsibilities under the Bankruptcy Code.  Furthermore, the Bankruptcy Court concluded that delays resulting from the termination of exclusivity would be harmful to the estates and that delays in the reorganization process to date have been caused by Black Diamond.  HCS and the Bondholders Committee are reviewing the equitable remedies they might seek against Black Diamond as a result of its conduct in the reorganization process.

The Bankruptcy Court approved HCS’s Disclosure Statement on April 21, 2005.  The record date for holders of claims to vote on the Plan was established as April 13, 2005 and the deadline for voting on the Plan was set as May 27, 2005.  The confirmation hearing for the Plan has been scheduled for June 13, 2005.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on its day-to-day operations, management believes that HCS’s significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on HCS’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full.  Management currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As previously noted, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

As a result of the Chapter 11 cases, the accompanying consolidated financial statements of HCS and its subsidiaries have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.   Under Chapter 11, actions to collect certain claims against HCS in existence prior to the filing of the petitions for relief are stayed while HCS continues business operations as debtor-in-possession.  These claims are reflected in the accompanying consolidated balance sheets as “liabilities subject to compromise”.   Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  HCS received approval from the Bankruptcy Court to pay certain of its pre-petition obligations, including employee wages and customer obligations.  HCS has determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and has discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Contractual interest on these obligations is disclosed on the accompanying consolidated statement of operations for the three months ended March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123(R), Share-Based Payments – an Amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  HCL accounts for stock options granted by its parent company to its employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic-value method, because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123(R) is effective for the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005.  It is not currently anticipated that additional stock options will be issued to HCL’s employees; accordingly, the adoption of SFAS No. 123(R) is not expected to have a material impact on HCL’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring after June 15, 2005 and its adoption is not expected to have a significant impact on HCL’s results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005 and its adoption is not expected to have a significant impact on HCL’s results of operations or financial condition.

(2)           Certain Risks and Uncertainties

The operations of HCL are dependent on the continued licensing of HCS by the LGCB.  On September 14, 2004, the LGCB conditionally renewed the Louisiana riverboat gaming license of HCS, subject to (1) the full execution by HCS and Eldorado of a definitive agreement governing Eldorado’s proposed acquisition of HCS not later than October 19, 2004 (see Note 1), (2) the submission by HCS to the LGCB of a Petition to Approve Transfer of Interest, together with such definitive agreement, not later than October 19, 2004 and (3) upon the submission of such Petition to Approve Transfer of Interest, the making by all appropriate persons and entities of the proper applications for findings of suitability and the submission by such persons or entities to such background and suitability investigations as may be required by Louisiana gaming law and may be conducted by the Louisiana State Police, Casino Section and Audit Section.  These requirements for the conditional renewal of the Louisiana gaming license for HCS were timely satisfied on or before October 19, 2004 and the investigation of the suitability of Eldorado was commenced thereafter.  The loss of a license in the jurisdiction in which HCS operates could have a material adverse effect on future results of operations.

HCS is dependent on the local market, the Dallas-Fort Worth Metroplex and East Texas for a significant number of its patrons and revenues.  If economic conditions in this area deteriorate or additional gaming licenses are awarded which compete for these markets, HCS’s results of operations could be adversely affected.

HCS is also dependent upon stable gaming and admission taxes in the local jurisdictions in which it operates and in the State of Louisiana.  Any change in such taxes could have a material adverse effect on future results of operations.

(3)           Long-term Debt

HCS and Shreveport Capital are co-issuers of the Shreveport Notes.  HCS is a general partnership that owns the casino operations.  Shreveport Capital was formed solely for the purpose of being a co-issuer of the Shreveport Notes.

The Shreveport Notes are non-recourse to Penn National and its subsidiaries (other than HCS, Shreveport Capital, HCS I, Inc., HCS II, Inc. and HCL), and are secured by substantially all of the assets of the casino, and, in the case of the First Mortgage Notes, the partnership interests held by HCS I, Inc. and HCS II, Inc. and the stock held by HCL.

The indentures governing the Shreveport Notes require the issuers to make an offer to purchase the Shreveport Notes at 101% of the principal amount thereof within 10 days of the occurrence of a “Change of Control” as defined in the indentures.  A “Change of Control” was deemed to have occurred under the indentures on March 3, 2003 as a result of the consummation of the merger of a wholly-owned subsidiary of Penn National with and into HCC.  HCS determined that it did not have the liquidity to repurchase the Shreveport Notes at 101% of their principal amount and, accordingly, could not make an offer to purchase the Shreveport Notes as required under the indentures.

On March 14, 2003, HCS and Shreveport Capital were notified by an ad hoc committee of holders of the Shreveport Notes that they had 60 days from receipt of the notice to cure the failure to offer to purchase the Shreveport Notes or an event of default would occur under the indentures.  Neither HCS nor Shreveport Capital made a Change of Control offer to purchase the Shreveport Notes within the 60 days and, accordingly, the ad hoc committee notified HCS in May 2003 that an event of default had occurred under the indentures.  In addition, HCS did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As a result of the Chapter 11 filings previously discussed in Note 1, the accrual of interest on the Shreveport Notes for periods subsequent to the close of business on September 10, 2004 has been suspended.  During the period subsequent to May 2003, HCS entered into negotiations with the ad hoc committee of holders of the Shreveport Notes regarding the possible restructure of the outstanding indebtedness.  In November 2003, HCS retained Libra Securities, LLC as its exclusive financial advisor in connection with a possible sale or debt restructuring transaction.  As a result of the Chapter 11 filings previously discussed in Note 1, the Shreveport Notes are included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005 (see Note 4).

Contingent Interest

Under the terms of the indentures for the Shreveport Notes, contingent interest is due and payable on each interest payment date.  The amount of contingent interest payable is based on a percent of the consolidated cash flow of HCS.  Contingent interest may not be paid to the extent that payment will result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid by HCS since its opening.  Contingent interest for the three months ended March 31, 2004 amounted to $156,000 with respect to the First Mortgage Notes and $41,000 with respect to the Senior Secured Notes.  No contingent interest has been accrued since the close of business on September 10, 2004 as a result of the Chapter 11 filings.  On a contractual basis, contingent interest for the three months ended March 31, 2005 would have been $160,000 with respect to the First Mortgage Notes and $42,000 with respect to the Senior Secured Notes.

Accrued contingent interest of $2.1 million with respect to the First Mortgage Notes and $.5 million with respect to the Senior Secured Notes is included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005 (see Note 4).

(4)           Liabilities Subject to Compromise

Liabilities subject to compromise under the Chapter 11 filings consists of the following:

	December 31, 2004	March 31, 2005
13% First Mortgage Notes, with contingent interest, due 2006	$150,000	$150,000
13% Senior Secured Notes, with contingent interest, due 2006, including bond premium of $518	39,518	39,518
Valuation allowance on the Shreveport Notes	(70,348)	(70,348)
Accrued interest	42,179	42,179
Accounts payable and accrued liabilities	3	3
Due to affiliates, net of valuation allowances of $6,420	7,389	8,428
Construction retainage	6,731	6,731
Litigation reserves (Note 7)	1,388	1,293
Other	6	6
	$176,866	$177,810

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

Payments made under the terms of the ground lease are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Ground lease:
Base rent	$143	$143
Percentage rent	350	317
	$493	$460

Payment in lieu of admissions fees and school taxes	$1,360	$1,193

Expenses under operating leases (exclusive of the ground lease) for the three months ended March 31, 2004 and 2005 amounted to $289,000 and $238,000, respectively.  Future minimum lease payments as of March 31, 2005 under operating lease obligations (other than the ground lease) having an initial non-cancelable term in excess of one year (subject to possible rejection under the Chapter 11 proceedings) are as follows (in thousands):

2005 (nine months)	$404
2006	292
2007	153
2008	140
2009	140
Thereafter	827
$1,956

(6)           Transactions with Affiliates

HWCC-Shreveport, Inc., a wholly-owned subsidiary of HCC, provides certain management services to the Shreveport casino under the terms of a management agreement.  HCS also reimburses HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement. Total management fees incurred amounted to $.7 million and $.6 million for the three months ended March 31, 2004 and 2005, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.  Management fees payable at December 31, 2004 and March 31, 2005, net of a valuation allowance of $6.4 million, amounted to $4.7 million and $5.3 million, respectively, and are included in liabilities subject to compromise (see Note 4) on the accompanying consolidated balance sheets.  Under the indentures and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.  Consequently, no management fees have been paid since the opening of the facility.  HCS is currently negotiating a new management agreement with HWCC-Shreveport, Inc. which would provide for the payment of a royalty fee for HCS’s use of the “Hollywood Casino” name and related trademarks and trade dress and a fee for certain administrative services effective as of October 30, 2004.  In the event a new agreement is successfully negotiated, it would remain subject to the approval of the Bankruptcy Court.

HCS has also entered into a Marine Services Agreement with Shreveport Paddlewheels, L.L.C. (“Paddlewheels”), a Louisiana limited liability company, to provide certain marine services for so long as Paddlewheels remains a joint venture partner in HCS. The Marine Services Agreement became effective on September 22, 1998 and, in addition to the reimbursement to Paddlewheels for its direct expenses incurred, if any, provides for HCS to pay a monthly fee of $30,000.  HCS expensed $90,000 for each of the three months ended March 31, 2004 and 2005 under the agreement.  Unpaid charges of $.6 million and $.7 million are included in liabilities subject to compromise (see Note 4) on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005, respectively.  Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.  As part of its Chapter 11 case, HCS intends to raise the issue that these payments to Paddlewheels may more properly be characterized as equity payments.

For so long as it remains a joint venture partner in HCS, Paddlewheels is entitled to receive, among other things, an amount equal to 1% of “complex net revenues,” as defined, of the casino, which approximates net revenues, in exchange for the previous assignment by Paddlewheels and its affiliates of their joint venture interest in HCS.  Allocations to Paddlewheels of such amounts are reflected by HCL as minority interest.  Such allocations amounted to $.3 million for each of the three months ended March 31, 2004 and 2005.  Unpaid distributions of $2.1 million and $2.4 million are included in liabilities subject to compromise

(see Note 4) on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005, respectively.   Effective July 10, 2003, HCS suspended payments under the agreement to Paddlewheels due to the event of default on the Shreveport Notes.

(7)           Commitments and Contingencies

HCL is subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business.  HCL does not believe that the final outcome of these matters will have a material adverse effect on its consolidated financial position or results of operations.  In addition, HCL maintains what it believes is adequate insurance coverage to further mitigate the risks of such proceedings.  However, such proceedings can be costly, time consuming and unpredictable and, therefore, no assurance can be given that the final outcome of such proceedings may not materially impact its consolidated financial condition or results of operations.  Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

The following proceedings could result in costs, settlements or damages that materially impact HCL’s consolidated financial condition or operating results.  In each instance, HCL believes that it has meritorious defenses and/or counter-claims.

On April 23, 2000, the construction site for the facility suffered tornado damage that contributed to the delay in its opening.   HCS filed damage claims and received reimbursements from its insurance carriers during 2000 in the amount of approximately $1.5 million to cover substantially all of the cost of repairing the damage incurred.  HCS also filed a lawsuit in the U.S. District Court for the Western District of Louisiana against its insurance carriers seeking to recover lost profits and related claims under its business interruption insurance coverage.  On June 16, 2003, a judgment was entered in that court awarding HCS approximately $3.9 million (including interest but excluding attorney fees).  Subsequently, an order staying enforcement of judgment was entered by the court to allow the defendant insurance companies time to file certain post-trial motions.  Following the disposition of such motions, HCS and the defendants entered into a settlement of this lawsuit in December 2003, whereby HCS received $4.0 million in settlement of the June 16, 2003 judgment and the defendant insurance companies paid $.8 million to HCS’s outside legal counsel in full satisfaction of its attorneys’ fees relating to the claims in the lawsuit.  The $4.0 million settlement was considered in management’s assessment of the purchase price adjustments required in accordance with SFAS No. 141.

In a set of related matters, HCS is also seeking to recover damages from the general contractor, the architect and certain other parties involved in the construction of the casino.  For this and other reasons, HCS has withheld payment of certain retainage amounts that the general contractor is currently seeking.  The general contractor has also submitted additional change orders that HCS is disputing.  HCS recorded a liability in the amount of approximately $3.6 million in connection with the construction project.  These matters were the subject of various state and federal court proceedings as well as arbitrations.  In May 2003, HCS, the general contractor, and the architect entered into an agreement to arbitrate the various claims.  An initial arbitration hearing was conducted during June 2004 on HCS’s claims for liquidated damages, on HCS’s offset claims for delay damages and costs to repair defective work, and on the general contractor’s payment claims for unpaid contract balance, retainage, unapproved change orders, and increased general conditions and extended overhead.  On July 27, 2004, the arbitration panel issued an Interim Award on the parties’ respective claims.  The arbitration panel found that the general contractor was entitled to an award of $6.1 million with interest offset by an award to HCS of $1.2 million with interest.  The award provides that interest is to accrue at the contractual rate of 12% from different periods and will be calculated in the final award.  The general contractor also claims it is entitled to an additional $.6 million plus interest for unapproved change orders.  HCS recorded an additional $3.1 million liability during the third quarter of 2004 with respect to the Interim Award issued by the arbitration panel.  The resulting $6.7 million liability is included in liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2005 (see Note 4).  An arbitration hearing on HCS’s claims against the architect had tentatively been scheduled during January 2005, but as a result of certain proceedings in the Chapter 11 case, has been postponed indefinitely.

In October 2003, the Bossier Parish Police Jury filed an action against HCS and the City of Shreveport in the 26th Judicial District Court of Bossier Parish, Louisiana seeking to overturn the agreement between HCS and the City of Shreveport, which provides for an annual fee in lieu of the $3.00/head admission fee, in order to collect boarding fees for itself.  In late February 2004, HCS and the City of Shreveport filed Exceptions of No Right and No Cause of Action seeking dismissal of the suit.  A hearing was set on the Exceptions for April 8, 2004, but was postponed and has not yet been rescheduled.  During the session of the Louisiana Legislature which ended on June 21, 2004, at least two bills were proposed seeking to impose prospectively a boarding fee assessment to be levied by the Bossier Parish Police Jury as a percentage of HCS’s monthly net gaming proceeds, but such bills were not enacted into law.  Additionally, on April 21, 2004, the Bossier Parish Police Jury notified HCS that it would conduct a sales and use tax audit covering the period August 2000 forward directed principally at the tax that is alleged to be due on complimentary services provided by HCS to its customers.  HCS has vigorously contested all of the allegations in the suit as well as the claims set forth in the audit request.  In May 2005, HCS and the Bossier Parish Police Jury concluded a settlement agreement which remains subject to approval by the Bankruptcy Court.  Under the terms of the settlement agreement, HCS will begin paying a percentage of its Net Gaming Proceeds, as defined, in the amount of .3% effective January 1, 1996, increasing to .4% during 1997 and .5% thereafter.  Such payments to the Bossier Parish Police Jury will be in addition to HCS’s current payments under its ground lease (see Note 5) and will be in lieu of both admission fees and any sales or use tax for complimentary goods or services.  The Bossier Parish Police Jury will terminate its state court action and its sales and use tax audit.

A number of individual employees have brought similar gender-based employment claims against HCS under Title VII in Federal Court in Louisiana.  HCS has vigorously contesting all the allegations.   In May 2005, the parties concluded a settlement agreement which remains subject to approval by the Bankruptcy Court.  The proposed settlement amount is not material to the financial condition or results of operations of HCS.

As more fully discussed in Note 1, on September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code.  In addition, on October 30, 2004, HCS I, Inc., HCS II, Inc., HCL and Shreveport Capital commenced voluntary cases under Chapter 11, which cases are pending.

All of the proceedings in which HCS is a defendant have been automatically stayed as a result of the involuntary petition for relief under Chapter 11 filed on September 10, 2004.

(8)           Supplemental Cash Flow Information

HCL paid no interest or income taxes during either of the three months ending March 31, 2004 or 2005.  Operating cash receipts and disbursements resulting from the reorganization of HCS during the three months ended March 31, 2005 consisted of interest received on cash accumulated because of the Chapter 11 proceeding amounting to $58,000 and professional fees paid for services rendered amounting to $1.7 million.  There were no cash flows from investing or financing activities during the three months ended March 31, 2005 resulting from the reorganization.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Operations

We are a highly themed hotel and casino destination resort in Shreveport, Louisiana.  We enjoy high visibility and convenient access from Interstate 20, the major highway that connects the Shreveport/Bossier City market with its feeder markets of Dallas/Ft. Worth and East Texas.  Our casino was built next to an existing riverboat gaming and hotel facility formerly operated by Harrah’s Entertainment and now operated by Sam’s Town.  There are currently five casinos and a racino operating in the Shreveport/Bossier City market, which is the largest gaming market in Louisiana.  The Shreveport/Bossier City gaming market permits continuous dockside gaming without cruising requirements or simulated cruising schedules, allowing us to operate 24 hours a day with uninterrupted access.

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

Our property generates significant operating cash flow since most of our revenue is cash-based through customers wagering with cash on slot machines and table games.  Non-gaming services are generally paid for with cash or credit cards.  Our business is capital intensive and we rely on our operations to generate sufficient cash to repay debt, fund maintenance capital expenditures and fund new capital projects.

The Shreveport/Bossier City gaming market is characterized by intense competition and the market has not grown appreciably since we opened.  We compete directly with four casinos, all of which have operated in the Shreveport/Bossier City market for several years and have established customer bases.  In May 2003, an existing race track, which had been acquired by one of the existing casinos in the market, opened a temporary gaming facility with approximately 900 slot machines.  That race track completed construction and opened a new permanent facility accommodating 1,400 slot machines in April 2004.  Casino gaming is currently prohibited in several jurisdictions from which the Shreveport/Bossier City market draws customers, primarily Texas.  Although casino gaming is currently not permitted in Texas, the Texas legislature has from time to time considered proposals to authorize casino gaming.  In July 2003, the Chickasaw Nation announced the opening of WinStar Casinos, a Las Vegas-style, 110,000-square-foot gaming facility located in Oklahoma approximately 60 miles north of the Dallas/Fort Worth area.  Although gaming in Oklahoma is limited by law to Class II-type games, which games have previously been technologically incapable of offering a similar entertainment experience to our Class III-type games, recent innovations have allowed the Class II-type product to compete much more effectively than in the past.  In November 2004, voters in Oklahoma approved several ballot initiatives which, when fully implemented, will (1) allow Class II-type games at three Oklahoma racetracks, the closest of which is approximately 200 miles from the Dallas/Fort Worth area; (2) allow several new electronic gaming devices, including video poker, that are defined as “games of skill” at native-American casinos; and (3) allow certain “player-pooled” table games such as poker and blackjack at native-American casinos.  Since we draw a significant amount of our customers from the Dallas/Fort Worth area, but are located approximately 190 miles from that area, we believe we will face increased competition from the WinStar Casinos and similar types of facilities.

The most important factors and trends contributing to our operating performance have been:

•              The negative effects of the Chapter 11 proceedings on our operations.

•              Intense competition in the Shreveport/Bossier City market.

•              The general economic conditions in our principal market areas.

•              The lack of significant revenue growth in the Shreveport/Bossier City gaming market since 2001.

•              The introduction of slot machines at Louisiana Downs, the opening of WinStar Casinos in Southern Oklahoma in 2003 and the expansion of the slot machine facility at Louisiana Downs in 2004.

Overall Outlook

We have experienced net losses since our opening on December 20, 2000 and operating losses in five out of the last seven quarters.  There can be no assurance that we will not experience operating losses in the future.  Because of our current capital structure and current levels of operations and revenue, we anticipate that we will continue to experience net losses.   We are also in default under the terms of the indentures governing our Shreveport Notes and have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that they will be sufficient for the foreseeable future.  Penn National has no obligation or current plans to provide any additional financial support to us.  All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003.  After consultation with an ad hoc committee of holders of the Shreveport Notes, we began a process which we hoped would result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to repay the Shreveport Notes in full.  We currently anticipate that any such sale or other disposition would be effected through the pending Chapter 11 cases.

On August 27, 2004, acting by and through our managing general partner, HCS I, Inc., we entered into an agreement with Eldorado providing for our acquisition by certain affiliates of Eldorado.  On October 18, 2004, acting by and through HCS I, Inc., we entered into a definitive Investment Agreement with Eldorado and certain of its affiliates providing for the acquisition of the reorganized Hollywood Casino Shreveport by Eldorado’s affiliates.   The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce our outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of the Shreveport Notes are to receive (1) $140 million of new first mortgage notes, (2) 100% of the common stock of a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport and (3) cash in an amount to be determined, in exchange for the existing secured notes in the principal face amount of $189 million plus accrued interest.  Eldorado’s affiliates would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  We had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary petition interrupted the process.  On October 28, 2004, we filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, approval by the Louisiana Gaming Control Board and certain other conditions.

On September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond, a holder of our notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract (see Note 7 of Notes to Consolidated Financial Statements).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and we became a “debtor-in-possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Bankruptcy Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that:

•      The pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion.

•      The scope of the solicitations for bids was sufficient and adequate.

•      Bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated.

•      The decision to select the bid submitted by Eldorado to pursue closure was appropriate.

•      As of August 27, 2004, the Eldorado bid offered the highest economic return to creditors.

•      Although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction.

•      The attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Bankruptcy Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer.

•      A new formal auction process is not in the best interest of HCS and its creditors.

We subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of our hotel and casino by Eldorado under the Agreement announced last year.  The Bondholders Committee in the Chapter 11 cases has joined us as a proponent of the Plan.  Black Diamond and KOAR International have continued to express an interest in jointly acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  Management opposed that request and, on April 15, 2005, the Bankruptcy Court denied Black Diamond’s motion to terminate our period of exclusivity for filing a reorganization plan and granted us an extension of exclusivity through June 30, 2005.  In its ruling, the Bankruptcy Court found that (1) our actions and those of the Bondholders Committee and its members have been proper and not in bad faith and (2) our management, by negotiating with the Bondholders Committee, has acted in accordance with their responsibilities under the Bankruptcy Code.  Furthermore, the Bankruptcy Court concluded that delays resulting from the termination of exclusivity would be harmful to the estates and that delays in the reorganization process to date have been caused by Black Diamond.  We and the Bondholders Committee are reviewing the equitable remedies we might seek against Black Diamond as a result of its conduct in the reorganization process.

The Bankruptcy Court approved our Disclosure Statement on April 21, 2005.  The record date for holders of claims to vote on the Plan was established as April 13, 2005 and the deadline for voting on the Plan was set as May 27, 2005.  The confirmation hearing for the Plan has been scheduled for June 13, 2005.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on our day-to-day operations, we believe that our significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on our competitive position with our customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full. HCS currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.

Cash flow from operations continues to be insufficient to fund interest accrued on the Shreveport Notes, and we have not made the semiannual interest payments of approximately $12.3 million each due on such notes since February 2003.  As previously described, after consultation with the ad hoc committee of holders of the Shreveport Notes, we commenced a process to solicit bids from potential acquirers of Hollywood Casino Shreveport and entered into the Agreement with Eldorado.  The uncertainties regarding the ultimate success of the sales process, our existing defaults on the Shreveport Notes and our inability to cure such defaults other than through a successful sale or other restructuring transaction raises substantial doubt about our ability to continue as a going concern.

Federal Income Taxes

We are a partnership and accordingly are not subject to federal income taxes.  Such taxes are the responsibility of our partners.  HCL and its subsidiaries are included in Penn National’s consolidated federal income tax return for periods subsequent to the acquisition and were included in Hollywood Casino Corporation’s consolidated federal income tax return for periods prior to the acquisition.

As a result of the acquisition of Hollywood Casino Corporation and its subsidiaries by Penn National, a “change of control,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurred.  Accordingly, the amount of HWCC-Louisiana, Inc.’s loss carryforwards, which at the date of acquisition were approximately $97 million, available for use in any one year by Penn National are approximately $15.3 million. Future treasury regulations, administrative rulings or court decisions may also affect Penn National’s future utilization of HWCC-Louisiana, Inc.’s loss carryforwards.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

The results of the operations of Hollywood Casino Shreveport for the three months ended March 31, 2004 and 2005 are summarized below (in thousands):

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Revenues:
Casino	$34,304	$30,103
Rooms	2,052	2,161
Food and beverage	5,953	5,186
Other	611	667
	42,920	38,117
Less: promotional allowances	(6,019)	(5,230)
Net revenue	36,901	32,887

Operating expenses:
Casino	18,773	16,307
Rooms	926	858
Food and beverage	5,408	4,303
Other	2,313	2,267
General and administrative	6,002	5,728
Depreciation and amortization	2,426	2,326
Total operating expenses	35,848	31,789
Income from operations	$1,053	$1,098

Revenues

Gross revenues decreased $4.8 million, or 11.2%, to $38.1 million.  Partially offsetting this decrease was a decrease in promotional allowances of $.8 million, or 13.1%.  Table games revenue decreased $.8 million, or 8.3%, as a result of a 7.8% decrease in table drop and a slight decrease in the table hold percentage in comparison to the first quarter of 2004.  The decrease in drop is primarily attributable to reductions in promotional expenditures and uncertainties resulting from continued delays in completing the sale of the resort.  Slot revenue decreased $4.9 million, or 19.2%.  The slot revenue decrease results from both a 15.3% decrease in slot coin-in and to a decline in the slot machine hold percentage in comparison to the first quarter of 2004.  In addition to the uncertainties concerning the resort’s sale, the decline in slot coin-in is also attributable to increased competition in the Shreveport/Bossier market.  Harrah’s Louisiana Downs increased its number of slot machines from 900 to 1,400 in May 2004.  Poker revenue increased $.3 million, or 25.8%, compared with the same quarter of the prior year.  In late March 2005, Horseshoe Casino began offering poker at its facility.

Room revenue increased $.1 million, or 5.3%, to $2.2 million as a result of an increase in the ADR from $64 in the 2004 first quarter period to $69 in the 2005 period.  These increases have been partially offset by a decrease in the hotel occupancy rate from 87.5% in 2004 to 86.4% in 2005.  Hotel occupancy rates have been impacted by marketing program changes as players are rewarded with additional play credits or cash instead of hotel rooms and by focusing on the local market rather than the Dallas-Ft. Worth market.  Food and beverage revenue decreased $.8 million, or 12.9%, primarily due to a decrease in marketing promotions.

Promotional allowances decreased $.8 million, or 13.3%, to $5.2 million. The decrease in promotional allowances is due to changes in marketing strategy and a significant reduction in the use of food coupons and hotel offers.

Operating Expenses

Casino expenses decreased $2.5 million, or 13.1%, to $16.3 million due primarily to planned decreases in marketing expenses.  Marketing expenses decreased by $1.4 million attributable to reductions in cash and coin redemptions, database marketing and other advertising expenditures.  We made such changes in our marketing programs to reduce marketing expenses in areas where we believed the incremental revenues were marginal.  As a result of the decrease in casino revenues previously discussed, gaming taxes decreased by $1.1 million compared to the same period in the prior year.  The overall decrease in casino expenses is consistent with the decrease in casino revenues of 12.2% for the same period.

Rooms expenses decreased by 7.3% reflecting the occupancy reduction.  Food and beverage expenses decreased $1.1 million, or 20.4%, due to the 12.9% decrease in food and beverage sales and to management’s efforts to control food costs through quantity controls and branding.  Other expenses decreased slightly due to decreases in entertainment expenses related to themed shows.

General and administrative expenses decreased $.3 million, or 4.6%, primarily due to reductions in participation fees, property taxes and legal costs.

Interest Expense

As a result of the Chapter 11 cases, the consolidated financial statements of HCS and its subsidiaries for the first quarter of 2005 have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.  Accordingly, since we have determined that there is insufficient collateral to cover the interest portion of scheduled payments on the Shreveport Notes, we discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.  Contractual interest on these obligations is disclosed on the accompanying consolidated statement of operations for the three months ended March 31, 2005.  Interest expense decreased primarily due to the discontinuation of such accruals on the Shreveport Notes.

Other Non-operating Expense

Reorganization costs are costs incurred by legal and financial advisors in connection with debt restructuring negotiations and planning.  These expenses increased by $1.1 million from the 2004 first quarter to the same period in 2005 as the bankruptcy process has been ongoing.  Such costs during the 2005 period have been reduced by interest income of $58,000, representing the estimated interest income earned on cash which has accumulated as a result of our not paying our debt obligations currently.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

We have experienced net losses since our opening on December 20, 2000 and operating losses in five out of the last seven quarters.  There can be no assurance that we will not experience operating losses in the future.  Because of our current capital structure and current levels of operations and revenue, we anticipate that we will continue to experience net losses.  We are also in default under the terms of the indentures governing our Shreveport Notes and have a deficiency in our partners’ capital account. Accordingly, our existing cash and cash flow from operations have not been sufficient to fund our capital needs and debt service under our current capital structure and we do not believe that they will be sufficient for the foreseeable future.  Penn National has no obligation and does not plan to provide any additional financial support to us.  All of these matters continue to raise substantial doubt about our ability to continue as a going concern.

Under Chapter 11, actions to collect certain claims against us in existence prior to the filing of the petitions for relief are stayed while we continue business operations as debtor-in-possession.  These claims are reflected in the March 31, 2005 consolidated balance sheet as “liabilities subject to compromise”.  Additional claims may arise subsequent to the filing date resulting from the rejection of executory contracts such as leases and from the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  We received approval from the Bankruptcy Court to pay certain of our pre-petition obligations, including employee wages and customer obligations.  We have determined that there is insufficient collateral to cover the amounts owing on the Shreveport Notes and have discontinued accruing interest on these obligations effective with the close of business on September 10, 2004.

Cash flows

Historically, our primary sources of liquidity and capital resources have been cash flow from operations and proceeds from the issuance of debt securities.

Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2005.  This amount was comprised primarily of a net loss of $.9 million; non-cash reconciling items of $2.4 million and a net increase in current liability accounts (partly offset by a net increase in current asset accounts) of $2.1 million.  If we had made the interest payments on the Shreveport Notes on February 1, 2005 totaling approximately $12.3 million, operating activities would have had a negative cash flow of $8.7 million for the three months ended March 31, 2005.  Operating cash flows resulting from our reorganization consisted of professional fees paid for services rendered amounting to $1.7 million, partially offset by interest received of $58,000 on cash accumulated as a result of our not paying our debt obligations currently.

Cash flows used in investing activities totaled $.2 million for the three months ended March 31, 2005.  This amount was spent on maintenance capital expenditures at the property.

There were no cash flows from financing activities during the three months ended March 31, 2005.

Capital Expenditures

During the first quarter of 2005, we spent approximately $.2 million on maintenance capital expenditures at the property.  We are planning to spend approximately $4.8 million on maintenance capital expenditures during the remainder of 2005 to include the purchase of 254 new slot machines and the conversion and upgrade of an additional 308 slot machines to “ticket in/ticket out” capability.

$150 Million 13% First Mortgage Notes

In August 1999, the Hollywood Casino Shreveport general partnership and Shreveport Capital issued $150 million of the First Mortgage Notes.  Fixed interest on the First Mortgage Notes at the annual rate of 13% is payable on each February 1 and August 1.  In addition, contingent interest accrues and is payable on each interest payment date subsequent to the opening of the casino.  The amount of contingent interest is equal to 5% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $5 million for any four consecutive fiscal quarters.  No contingent interest has been accrued since the close of business on September 10, 2004 as a result of the Chapter 11 filings.  On a contractual basis, contingent interest for the three months ended March 31, 2005 would have been $160,000 with respect to the First Mortgage Notes.  Accrued contingent interest amounted to $2.1 million at March 31, 2005.  Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid since the opening of the casino.

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

The First Mortgage Notes were subject to redemption at any time on or after August 1, 2004 at 103.25% of the then outstanding principal amount, decreasing to 100% on August 1, 2005.  (See Event of Default and Bankruptcy Filings, below, regarding required repurchase offer at 101%).

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

$39 Million 13% Senior Secured Notes

In June 2001, Hollywood Casino Shreveport and Shreveport Capital Corporation issued $39 million of the Senior Secured Notes.  The Senior Secured Notes were issued at an initial premium of $1.2 million to yield interest at an effective rate of 12.21% per annum.  Fixed interest on the Senior Secured Notes at the annual rate of 13% is payable on each February 1 and August 1.  In addition, contingent interest accrues and is payable on each interest payment date.  The amount of contingent interest is equal to 1.3% of the consolidated cash flow of Hollywood Casino Shreveport for the applicable period subject to a maximum contingent interest of $1.3 million for any four consecutive fiscal quarters.  No contingent interest has been accrued since the close of business on September 10, 2004 as a result of the Chapter 11 filings.  On a contractual basis, contingent interest for the three months ended March 31, 2005 would have been $42,000 with respect to the Senior Secured Notes.  Accrued contingent interest amounted to $.5 million at March 31, 2005.  Contingent interest may not be paid to the extent that payment would result in certain financial coverage ratios not being met.  Consequently, no contingent interest has been paid since the opening of the casino. Proceeds from the Senior Secured Notes were used, in part, to retire our then outstanding capital lease obligation with the remainder available for working capital purposes.

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

The Senior Secured Notes were subject to redemption on the same terms and conditions as the First Mortgage Notes.  The indenture governing the Senior Secured Notes also carries substantially the same limitations, covenants and restrictions as those included in the indenture governing the First Mortgage Notes.  (See Event of Default and Bankruptcy Filings, below, regarding required repurchase offer at 101%).

Event of default and bankruptcy filings

We are in default under the indentures governing the Shreveport Notes and have not made interest payments on the Shreveport Notes since February 2003.  After consultation with an ad hoc committee of holders of the Shreveport Notes, we began a process which we hoped would result in the sale or other disposition of the riverboat casino/hotel complex.  There can be no assurance, however, that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to repay the Shreveport Notes in full.  We currently anticipate that any such sale or other disposition would be effected through the pending Chapter 11 cases.

On August 27, 2004, acting by and through our managing general partner, HCS I, Inc., we entered into an agreement with Eldorado providing for our acquisition by certain affiliates of Eldorado.  On October 18, 2004, acting by and through HCS I, Inc., we entered into a definitive Investment Agreement with Eldorado and certain of its affiliates providing for the acquisition of the reorganized Hollywood Casino Shreveport by Eldorado’s affiliates.   The Agreement contemplates a financial restructuring of Hollywood Casino Shreveport that will significantly reduce our outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of the Shreveport Notes are to receive (1) $140 million of new first mortgage notes, (2) 100% of the common stock of a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized Hollywood Casino Shreveport and (3) cash in an amount to be determined, in exchange for the existing secured notes in the principal face amount of $189 million plus accrued interest.  Eldorado’s affiliates would acquire a 75% voting equity interest in the reorganized Hollywood Casino Shreveport.  We had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, we filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, approval by the Louisiana Gaming Control Board and certain other conditions.

On September 10, 2004, certain of our creditors filed an involuntary petition against us for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond, a holder of our notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire us, and by two of our construction contractors, who have been in litigation with us over amounts owing on our 1999 construction contract (see Note 7 of Notes to Consolidated Financial Statements).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and we became a “debtor-in-possession”.  We will continue to manage our assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004, the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Bankruptcy Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.

On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that:

•      The pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion.

•      The scope of the solicitations for bids was sufficient and adequate.

•      Bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated.

•      The decision to select the bid submitted by Eldorado to pursue closure was appropriate.

•      As of August 27, 2004, the Eldorado bid offered the highest economic return to creditors.  Although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction.

•      The attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Bankruptcy Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer.

•      A new formal auction process is not in the best interest of HCS and its creditors.

We subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of our hotel and casino by Eldorado under the Agreement announced last year.  The Bondholders Committee in the Chapter 11 cases has joined us as a proponent of the Plan.  Black Diamond and KOAR International have continued to express an interest in jointly acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  Management opposed that request and, on April 15, 2005, the Bankruptcy Court denied Black Diamond’s motion to terminate our period of exclusivity for filing a reorganization plan and granted us an extension of exclusivity through June 30, 2005.  In its ruling, the Bankruptcy Court found that (1) our actions and those of the Bondholders Committee and its members have been proper and not in bad faith and (2) our management, by negotiating with the Bondholders Committee, has acted in accordance with their responsibilities under the Bankruptcy Code.  Furthermore, the Bankruptcy Court

concluded that delays resulting from the termination of exclusivity would be harmful to the estates and that delays in the reorganization process to date have been caused by Black Diamond.  We and the Bondholders Committee are reviewing the equitable remedies we might seek against Black Diamond as a result of its conduct in the reorganization process.

The Bankruptcy Court approved our Disclosure Statement on April 21, 2005.  The record date for holders of claims to vote on the Plan was established as April 13, 2005 and the deadline for voting on the Plan was set as May 27, 2005.  The confirmation hearing for the Plan has been scheduled for June 13, 2005.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on our day-to-day operations, we believe our significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on our competitive position with our customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full.  We currently anticipate that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.

Commitments and contingencies

City of Shreveport Ground Lease

We entered into a ground lease with the City of Shreveport for the land on which the casino was built.  The lease has an initial term ending December 20, 2010 with subsequent renewals for up to an additional 40 years.  Base rental payments under the lease began when construction commenced and were $10,000 per month during the construction period.  The base rental amount increased to $.5 million per year upon opening and continues at that amount for the remainder of the initial ten-year lease term. During the first five-year renewal term, the base annual rental will be $.4 million.  The annual base rental payment will be $.5 million for the second five-year renewal term, $.5 million for the third five-year renewal term, $.6 million for the fourth five-year renewal term and $.7 million for the fifth five year renewal term with no further increases.  The base rental portion of the ground lease is being amortized on a straight-line basis.  In addition to the base rent, we pay a monthly percentage rent equal to the greater of (1) $.5 million per year or (2) the sum of 1% of our adjusted gross revenues and the amount by which 50% of the net income from our parking facilities exceeds a specified parking income credit.  Ground lease rentals amounted to approximately $.5 million for the three months ended March 31, 2005, including percentage rentals amounting to $.3 million.  In addition, the ground lease agreement calls for payments in lieu of admission fees to the City of Shreveport and payments to the Bossier Parish School Board amounting to 3.225% and .5375% of Net Gaming Proceeds (as defined in the agreement), respectively.  These additional charges amounted to $1.2 million for the three months ending March 31, 2005.

Commitments under Operating Leases

Commitments under noncancelable operating leases, exclusive of the ground lease previously discussed, amount to $.4 million during the remainder of 2005.  Such commitments decrease steadily from $.3 million in 2006 to $.1 million in 2009 and total approximately $2.0 million over the remainder of the lease terms.  Future minimum lease payments are subject to possible rejection under the Chapter 11 proceedings.

Management Contract for Hollywood Casino Shreveport

HWCC-Shreveport, Inc., a wholly-owned subsidiary of Hollywood Casino Corporation, provides certain management services to us under the terms of a management agreement.  Under the terms of the management agreement, HWCC-Shreveport, Inc. earns basic and incentive management fees for its services.  The basic fee equals approximately 2% of our net revenues and the incentive fee equals the sum of (1) 5% of our earnings before interest, taxes, depreciation and amortization as defined in the agreement (“EBITDA”) between $25 million and $35 million, (2) 7% of our EBITDA between $35 million and $40 million, and (3) 10% of our EBITDA over $40 million.  In addition, we reimburse HWCC-Shreveport, Inc. for expenses incurred in connection with services provided under the management agreement.  Such fees amounted to $.6 million for the three months ended March 31, 2005, the payment of which was deferred.  Accrued management fees amounted to $5.3 million at March 31, 2005, net of a valuation allowance of $6.4 million.  Under the indenture and related documents governing the Shreveport Notes, management fees are subordinated to all payments under the Shreveport Notes and may not be paid to the extent that their payment would result in certain financial coverage ratios not being met.  Consequently, no management fees have been paid since the opening of the casino.  HCS is currently negotiating a new management agreement with HWCC-Shreveport, Inc. which would provide for the payment of a royalty fee for HCS’s use of the “Hollywood Casino” name and related trademarks and trade dress and a fee for certain administrative services effective as of October 30, 2004.   In the event a new agreement is successfully negotiated, it would remain subject to the approval of the Bankruptcy Court.

Shreveport Paddlewheels, L.L.C. Residual Interest Payments and Marine Services Agreement

HCS I, Inc. and HCS II, Inc. have assumed HWCC-Louisiana, Inc.’s obligation to cause us to pay Shreveport Paddlewheels, L.L.C. an amount equal to approximately 1% of the casino’s net revenues in exchange for the assignment by Paddlewheels of its joint venture interest in us to HWCC-Louisiana, Inc. and Sodak Louisiana, L.L.C. in September 1998.  For financial accounting purposes, such allocations are treated by HCS as distributions to HCS I, Inc. and HCS II, Inc.  We are also obligated to pay Paddlewheels a $30,000 monthly fee for marine services and to reimburse Paddlewheels for its direct expenses, if any, incurred with respect to those services.  The payments to Paddlewheels were to be made for so long as it remained our joint venture partner.  We accrued distributions totaling $.3 million and incurred marine services fees of $.1 million under these agreements during the first quarter of 2005.  Accrued distributions and marine services fees amounted to $2.4 million and $.7 million, respectively, at March 31, 2005.  Since July 10, 2003, we suspended payments to Paddlewheels due to the event of default on the Shreveport Notes.

Critical Accounting Estimates

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements.  Critical accounting estimates and assumptions are made in order to prepare our consolidated financial statements in accordance with generally accepted accounting principles and affect the amounts reported in the consolidated financial statements.  We regularly evaluate these estimates and assumptions, particularly in areas where changes in these estimates and assumptions could have a material affect on our results of operations, financial position and cash flows.  The critical accounting estimates that we believe are the most critical to aid in fully understanding our reported financial results include the following:

Valuation of long-lived tangible and intangible assets, including goodwill

Effective with the close of business on February 28, 2003, we were acquired by Penn National as part of its acquisition of Hollywood Casino Corporation and its subsidiaries.  As a result of certain accounting requirements, we adjusted our assets and liabilities to reflect fair values as of the date of acquisition.  The purchase price adjustments reflected in our consolidated financial statements include the fair values of property and equipment based on independent appraisals obtained by Penn National and a bond valuation allowance that reduces the value of the Shreveport Notes to their estimated fair value.  No goodwill was recorded in connection with the acquisition.

The purchase price allocation process required management’s estimates and judgments as to the remaining useful lives of the assets purchased and the fair value of other assets, liabilities and debt.  If growth rates, operating margins, fair value of debt or useful lives, among other assumptions, differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the consolidated financial statements could result in a possible impairment of the assets and a further adjustment to the bond valuation allowance.

At March 31, 2005, we had a net property and equipment balance of $100.4 million, representing 72.8% of total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives.  The estimated useful lives are based on the nature of the assets as well as our current operating strategy.  Future events such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring changes in the estimated useful lives of such assets.  In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding future cash flows and other factors.  If these estimates or the related assumptions change in the future, we may be required to record impairment losses for these assets.  Such impairment losses would be recognized as a non-cash component of operating income.

Litigation, Claims and Assessments

We utilize estimates for litigation, claims and assessments.  These estimates are based on our knowledge and experience regarding current and past events, as well as assumptions about future events.  If our assessment of such a matter should change, we may have to change the estimates, which may have an adverse effect on our results of operations.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments – an Amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation and to recognize the cost over the period during which an employee is required to provide service in exchange for the award.  We account for stock options granted by our parent company to our employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Under the intrinsic-value method, because the exercise price of the employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.  SFAS No. 123(R) is effective for the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005.  It is not currently anticipated that additional stock options will be issued to our employees; accordingly, the adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring after June 15, 2005 and its adoption is not expected to have a significant impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005 and its adoption is not expected to have a significant impact on our results of operations or financial condition.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

Information in response to this Item is incorporated by reference to the information set forth in Notes 1 and 7 to each of the Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

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

The August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each which were due on the Shreveport Notes were not made.  Total unpaid interest on the Shreveport Notes, including accrued contingent interest, as of the filing date of this report is approximately $59.2 million.

In addition, HCS has experienced net losses since inception and operating losses in five out of the last seven quarters and has a significant deficiency in its partners’ capital.  Accordingly, management believes that HCS’s existing cash and cash flow from operations will not be sufficient to fund its operating and capital needs for the next 12 months.  All of these matters raise substantial doubt about HCS’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On February 3, 2004, HCS I, Inc., the managing general partner of HCS, announced that its Board of Directors (the “Board”) had authorized the initiation of a process that it hoped would result in the sale or other disposition of the riverboat casino/hotel complex.  The Board further authorized HCS’s financial advisor, Libra Securities LLC, to begin contacting potential acquirers.  The Board also authorized the creation of an independent committee consisting of two directors not employed directly by Penn National to oversee the process.  The Board created the independent committee in the event that Penn National elected to participate as a bidder in the process.  Penn National decided not to participate in the bid process.  The Board took action after consultation with an ad hoc committee of holders of the Shreveport Notes.

On August 27, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into an agreement with Eldorado Resorts, LLC (“Eldorado”) providing for the acquisition of HCS by certain affiliates of Eldorado.  On October 18, 2004, HCS, acting by and through its managing general partner, HCS I, Inc., entered into a definitive Investment Agreement (the “Agreement”) with Eldorado, Eldorado Shreveport #1, LLC and Eldorado Shreveport #2, LLC (together with Eldorado Shreveport #1, LLC, the “Investors”) providing for the acquisition of the reorganized HCS by the Investors.  The Investors are each an affiliate of Eldorado.  The Agreement contemplates a financial restructuring of HCS that will significantly reduce outstanding secured debt obligations and annual cash interest payments.  Under the proposed restructuring, holders of the Shreveport Notes are to receive (1) $140 million of new first mortgage notes, (2) 100% of the common stock of a corporation that will hold a $20 million preferred equity interest and a 25% non-voting equity interest in the reorganized HCS and (3) cash in an amount to be determined, in exchange for the existing secured notes in the principal face amount of $189 million plus accrued interest.  The Investors would acquire a 75% voting equity interest in the reorganized HCS.  HCS had intended to effectuate the sale and related financial restructuring transaction through a prepackaged Chapter 11 bankruptcy reorganization, but as described below, an involuntary bankruptcy petition interrupted the process.  On October 28, 2004, HCS filed a joint plan and disclosure statement that incorporated the Eldorado transaction.  The Agreement, which has been extended by amendment to June 30, 2005, remains subject to subsequent noteholder solicitation and acceptance, approval by the Bankruptcy Court of the Agreement, Louisiana Gaming Control Board approval and certain other conditions.

On September 10, 2004, certain creditors of HCS filed an involuntary petition against HCS for relief under Chapter 11 of the U.S. Bankruptcy Code with the U. S. Bankruptcy Court, Western District of Louisiana, located in Shreveport, Louisiana.  The petition was filed by Black Diamond Capital Management, LLC (“Black Diamond”), a holder of HCS’s notes, who had previously participated in meetings with the ad hoc committee and who had later submitted an unsuccessful bid to acquire HCS, and by two construction contractors who have been in litigation with HCS over amounts owing on HCS’s 1999 construction contract (see Note 7 of Notes to Consolidated Financial Statements).  A hearing on the petition was held on October 29 and 30, 2004.  A Consensual Order for Relief was issued on October 30, 2004, and HCS became a “debtor-in-possession”.  HCS will continue to manage its assets and business subject to the powers and supervision of the Bankruptcy Court.  On November 19, 2004 the Bankruptcy Court entered an order appointing David S. Rubin as mediator for the limited purposes of reviewing the pre-petition bid process to determine whether it was performed in a proper and competent fashion and that the scope of solicitations for bids was sufficient and performed in a timely fashion; reviewing the bids submitted and the process for evaluating the bids; determining the value of the bids submitted and recommending to the Bankruptcy Court whether additional bid processes should be undertaken.  The United States Trustee has appointed a Non-Bondholder Unsecured Creditors Committee and a Bondholder Committee.

On October 30, 2004, HCS I, Inc. and HCS II, Inc., the general partners of the Hollywood Casino Shreveport partnership, HCL and Shreveport Capital commenced voluntary cases under Chapter 11 in the Bankruptcy Court, which cases are pending.  On February 14, 2005, the court-appointed mediator, David S. Rubin, filed his report in our Chapter 11 case, which remains confidential.  The report concluded, among other things, that (1) the pre-petition bid process conducted by HCS and the Ad Hoc Committee of Noteholders of HCS was performed in a proper and competent fashion; (2) the scope of the solicitations for bids was sufficient and adequate; (3) bids submitted during the period of the formal process were appropriately ranked based on both quantitative and qualitative facts existing at the time the bids were made and evaluated; (4) the decision to select the bid submitted by Eldorado to pursue closure was appropriate; (5) as of August 27, 2004, the Eldorado bid offered the highest economic return to creditors; (6) although a subsequent bid made by Black Diamond on October 25, 2004, on a purely quantitative economic basis, was higher and offered more total value than the amount of the already accepted Eldorado proposal, the economic difference between the face amounts of the Eldorado offer and the October 25, 2004 Black Diamond offer, based on all of the circumstances existing as of October 25, 2004, was not demonstrably material in terms of the scope of the proposed transaction; (7) the attendant delay of a re-offering or other auction process to again expose the assets to the market (including possible litigation in and out of the Bankruptcy Court) may diminish interest in and offers for the HCS assets, may drive value down, and may have an effect on the Eldorado offer; and (8) a new formal auction process is not in the best interest of HCS and its creditors.

HCS subsequently filed a revised reorganization Plan and Disclosure Statement with the Bankruptcy Court on March 3, 2005.  The Plan continues to provide for the acquisition of HCS’s hotel and casino by Eldorado under the Agreement announced last year.  The Bondholders Committee in the Chapter 11 cases has joined HCS as a proponent of the Plan.  Black Diamond and KOAR International have continued to express an interest in jointly acquiring the hotel and casino and asked the Bankruptcy Court for permission to file their own competing plan.  Management opposed that request and, on April 15, 2005, the Bankruptcy Court denied Black Diamond’s motion to terminate HCS’s period of exclusivity for filing a reorganization plan and granted HCS an extension of exclusivity through June 30, 2005.  In its ruling, the Bankruptcy Court found that (1) the actions of HCS and the Bondholders Committee and its members have been proper and not in bad faith and (2) management of HCS, by negotiating with the Bondholders Committee, has acted in accordance with their responsibilities under the Bankruptcy Code.  Furthermore, the Bankruptcy Court concluded that delays resulting from the termination of exclusivity would be harmful to the estates and that delays in the reorganization process to date have been caused by Black Diamond.  HCS and the Bondholders Committee are reviewing the equitable remedies they might seek against Black Diamond as a result of its conduct in the reorganization process.

The Bankruptcy Court approved HCS’s Disclosure Statement on April 21, 2005.  The record date for holders of claims to vote on the Plan was established as April 13, 2005 and the deadline for voting on the Plan was set as May 27, 2005.  The confirmation hearing for the Plan has been scheduled for June 13, 2005.

Although the sale and restructuring process, including the Chapter 11 cases, has had a negative impact on its day-to-day operations, management believes that HCS’s significant cash on hand and cash from operations will continue to be sufficient to timely fulfill ordinary course obligations to employees, customers and trade vendors in full as they come due, pending completion of the transaction.  The Agreement contemplates payment of such obligations in the ordinary course both during and after the restructuring process.  Because the sale process has been unduly prolonged, management believes that it has had and may continue to have an adverse effect on employee morale and turnover and on HCS’s competitive position with its customers.

There can be no assurance that the process will result in the sale or other disposition of the riverboat casino/hotel complex.  If it does, the sale proceeds will not likely be adequate to pay the Shreveport Notes in full.  Management currently anticipates that any transaction will be effected through the pending Chapter 11 cases.  If the efforts to achieve a sale or other restructuring transaction are unsuccessful and the Chapter 11 cases are dismissed or relief from the automatic stay is granted, the holders of the Shreveport Notes might pursue all rights and remedies they may have under the indentures.  HCS and Shreveport Capital did not make the August 1, 2003, February 1, 2004, August 1, 2004 and February 1, 2005 interest payments of approximately $12.3 million each, which were due on the Shreveport Notes.  As previously noted, the Shreveport Notes have been in default under the terms of their respective note indentures since March 2003.

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

HOLLYWOOD CASINO SHREVEPORT
By: HCS I, Inc., its Managing Partner

Date: May 13, 2005	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer

SHREVEPORT CAPITAL CORPORATION

Date: May 13, 2005	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer

HWCC-LOUISIANA, INC.

Date: May 13, 2005	By:	/s/ Tonya Tarrant
Tonya Tarrant, Chief Financial Officer